Form 10QSB
period 2007-09-30
NORTHERN MINERALS INC.
filed 2007-11-13
CIK 1402486

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report under Section 12(b) or 12(g) of
                           The Securities Act of 1934

                     For the Period ended September 30, 2007

                        Commission File Number 333-144840


                             NORTHERN MINERALS INC.
                 (Name of small business issuer in its charter)

       Nevada                                                    20-8624019
(State of incorporation)                                (IRS Employer ID Number)

                                167 Caulder Drive
                        Oakville, Ontario, Canada L6J 4T2
                                 (905) 248-3277
          (Address and telephone number of principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

There were 3,400,000 shares of Common Stock outstanding as of September 30, 2007.

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                             As of              As of
                                                                          September 30,        March 31,
                                                                              2007               2007
                                                                            --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                      $    612           $    200
  Subscription receivable                                                         --              5,000
                                                                            --------           --------
TOTAL CURRENT ASSETS                                                             612              5,200
                                                                            --------           --------

                                                                            $    612           $  5,200
                                                                            ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                          $     --           $    415
  Loan from a director                                                           200                200
                                                                            --------           --------
TOTAL CURRENT LIABILITIES                                                        200                615

TOTAL LIABILITIES                                                                200                615

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares authorized;
   3,400,000 shares and 2,400,000 shares issued and outstanding as
   at September 30, 2007 and March 31, 2007                                    3,400              2,400
  Additional paid-in capital                                                  13,600              9,600
  Deficit accumulated during exploration stage                               (16,588)            (7,415)
                                                                            --------           --------
TOTAL STOCKHOLDERS' EQUITY                                                       412              4,585
                                                                            --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                              $    612           $  5,200
                                                                            ========           ========


                       See Notes to Financial Statements

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                         March 5, 2007
                                                Three Months          Six Months          (inception)
                                                   Ended                Ended               through
                                                September 30,        September 30,        September 30,
                                                    2007                 2007                 2007
                                                 ----------           ----------           ----------
REVENUES
  Revenues                                       $       --           $       --           $       --
                                                 ----------           ----------           ----------
TOTAL REVENUES                                           --                   --                   --

EXPENSES
  PROFESSIONAL FEES                                   3,000                6,000                6,000
  GENERAL & ADMINISTRATIVE EXPENSES                   3,118                3,173               10,588
                                                 ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES              (6,118)              (9,173)             (16,588)
                                                 ----------           ----------           ----------

NET INCOME (LOSS)                                $   (6,118)          $   (9,173)          $  (16,588)
                                                 ==========           ==========           ==========

BASIC EARNINGS PER SHARE                         $    (0.00)          $    (0.00)
                                                 ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        3,378,261            2,891,803
                                                 ==========           ==========


                       See Notes to Financial Statements

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                       March 5, 2007
                                                                      Six Months        (inception)
                                                                        Ended             through
                                                                     September 30,      September 30,
                                                                         2007               2007
                                                                       --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $ (9,173)          $(16,588)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
     Increase (decrease) in Loan from a director                             --                200
     Increase (decrease) in Accounts payable                               (415)                --
     (Increase) decrease in Subscritpion receivable                       5,000                 --
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (4,588)           (16,388)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                1,000              3,400
  Additional paid-in capital                                              4,000             13,600
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             5,000             17,000
                                                                       --------           --------

NET INCREASE (DECREASE) IN CASH                                             412                612

CASH AT BEGINNING OF PERIOD                                                 200                 --
                                                                       --------           --------
CASH AT END OF YEAR                                                    $    612           $    612
                                                                       ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --           $     --
                                                                       ========           ========
  Income Taxes                                                         $     --           $     --
                                                                       ========           ========


                       See Notes to Financial Statements

                             NORTHERN MINERALS INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            AS AT SEPTEMBER 30, 2007


NOTE 1 - NATURE AND PURPOSE OF BUSINESS

Northern Minerals Inc. (the "Company") was incorporated under the laws of the State of Nevada on March 5, 2007. The Company's activities to date have been limited to organization and capital formation. The Company is "an exploration stage company" and has acquired a series of mining claims for exploration and formulated a business plan to investigate the possibilities of a viable mineral deposit.

NOTE 2 - NATURE OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

REVENUE RECOGNITION

The Company considers revenue to be recognized at the time the service is performed.

USE OF ESTIMATES

The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's short-term financial instruments consist of cash and cash equivalents and accounts payable. The carrying amounts of these financial instruments approximate fair value because of their short-term maturities.
 Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash. During the year the Company did not maintain cash deposits at financial institution in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments.

                             NORTHERN MINERALS INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            AS AT SEPTEMBER 30, 2007


NOTE 2 - NATURE OF SIGNIFICANT ACCOUNTING POLICIES (continued)

EARNINGS PER SHARE

Basic Earnings per Share ("EPS") is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrant. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period. Loss per share is unchanged on a diluted basis since the assumed exercise of common stock equivalents would have an anti-dilutive effect.

INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes as required by SFAS No. 109 "Accounting for Income Taxes". SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of certain assets and liabilities. Deferred income tax assets and liabilities are computed annually for the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The Company had no significant deferred tax items arise during any of the periods presented.

CONCENTRATION OF CREDIT RISK

The Company does not have any concentration of related financial credit risk.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact to its financial statements.

                             NORTHERN MINERALS INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            AS AT SEPTEMBER 30, 2007


NOTE 3 - MINERAL CLAIMS

On March 29, 2007 the Company acquired a 100% interest in a total of four mineral claims located in the Weepah Hills area of Esmeralda County, Nevada.

The claims and related geological report were acquired for 1,400,000 shares of common stock valued at $.005 per share for a total of $7,000. These costs have been expensed as exploration costs during the year ended March 31, 2007.

NOTE 4 - COMMON STOCK

Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of SFAS 123. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

On March 5, 2007 the Company issued 500,000 shares of common stock to Damian O'Hara, a director and 500,000 shares of common stock to Nicole O'Hara, a director, for cash in the amount of $0.005 per share for a total of $5,000.

On March 29, 2007 the Company issued a total of 1,400,000 shares of common stock at $.005 per share to Damian O'Hara in repayment of $7,000 paid on behalf of the Company for the acquisition of the mining claims.

On July 3, 2007 the Company issued 1,000,000 shares of common stock to Nicole O'Hara, a director, for cash in the amount of $0.005 per share for a total of $5,000.

NOTE 5 - RELATED PARTY TRANSACTIONS

Damian O'Hara and Nicole O'Hara, the officers and directors of the Company may, in the future, become involved in other business opportunities as they become available, thus they may face a conflict in selecting between the Company and their other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

Damian O'Hara and Nicole O'Hara, the officers and directors of the Company, will not be paid for any underwriting services that they perform on behalf of the Company with respect to the Company's upcoming SB-2 offering. They will also not receive any interest on any funds that they advance to the Company for offering expenses prior to the offering being closed which will be repaid from the proceeds of the offering.

                             NORTHERN MINERALS INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            AS AT SEPTEMBER 30, 2007


NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $16,588 since inception. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations form the development of its mineral properties. The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management plans to raise additional funds through debt or equity offerings. Management's current plan includes a SB-2 registration statement with the U.S. Securities and Exchange Commission of 2,000,000 shares for sale at $.02 per share to raise capital of $40,000 to implement their business plan. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Our cash in the bank at September 30, 2007 was $612. To satisfy our cash requirements we need to complete our offering of 2,000,000 shares registered pursuant to a SB-2 Registration Statement which became effective on October 12, 2007. If we are able to complete the offering it will provide proceeds of $40,000 to implement our exploration program.

We incurred operating expenses of $6,118 and $9,173 for the three and six month periods ended September 30, 2007, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the filing of our SB-2 Registration Statement. Our net loss since inception through September 30, 2007 was $16,588. Since we have only been incorporated since March 5, 2007, no comparisons are included in this report to previous years.

If we experience a shortage of funds prior to funding we may utilize funds from our directors, who have informally agreed to advance funds to allow us to pay for offering costs, filing fees, and professional fees, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to the company. If they fail to do so we may be required to terminate our business unless we receive funding from the offering, which is an all-or-none offering, meaning we must sell all the shares in order to receive funding. In order to achieve our business plan goals, we will need the funding from this offering. We are an exploration stage company and have generated no revenue to date. We have sold $10,000 in equity securities to pay for our minimum level of operations. We have issued 1,400,000 shares of common stock to Damian O'Hara in repayment of $7,000 paid on behalf of the company for the acquisition of the mining claims.

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that point.

Our plan of operation for the twelve months following the close of our offering is to complete the first two phases of the exploration program. In addition to the $25,000 we anticipate spending for the exploration program as outlined below, we anticipate spending an additional $15,000 on professional fees, including fees payable in complying with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $40,000, which is the amount to be raised in our offering. We will require the funds from the offering to proceed.

The following work program has been recommended by the consulting geologist.

PHASE 1

Detailed prospecting, mapping and MMI soil geochemistry.
This program is expected to take 30-45 days to complete
including turnaround time on the analyses that are
conducted exclusively in Australia. The estimated cost for
this all inclusive program is                                         $10,000

PHASE 2

Magnetometer and VLF electromagnetic, grid controlled
surveys over the areas of interest determined by the Phase
1 survey. This program is expected to take two weeks to
complete. Included in this estimated cost is
transportation, accommodation, board, grid installation,
the two geophysical surveys, maps and report                          $15,000

PHASE 3

Induced polarization and EM-resistivity surveys over grid
controlled anomalous areas of interest outlined by the
Phase 1&2 fieldwork. The estimated time to complete this
phase is three weeks. Hoe or bulldozer trenching, mapping
and sampling of bedrock anomalies. Includes assays,
detailed maps and reports                                             $35,000
                                                                      -------

                                            Total                     $60,000
                                                                      =======

Each phase following phase 1 is contingent upon favorable results from the previous phase. If we are successful in raising the funds from our offering we plan to commence Phase 1 of the exploration program on the claims in the Spring of 2008. We expect this phase to take 30 - 45 days to complete.

The above program costs are management's estimates based upon the recommendations of the professional consulting geologist's report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

Following phase one of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with phase two of our exploration program. The estimated cost of this program is $15,000 and will take approximately 2 weeks to complete.

Following phase two of the exploration program, if it proves successful, and we can raise necessary funding, we intend to proceed with phase three of our exploration program. The estimated cost of this program is $35,000 and will take approximately 3 weeks to complete.

We anticipate commencing the second phase of our exploration program in late Spring or early Summer 2008. We have a verbal agreement with James McLeod, the consulting geologist who prepared the geology report on our claims, to retain his services for our planned exploration program. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with phase 3 of the program and any work after the exploration program if we find mineralization.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

It is suggested that these financial statements be read in conjunction with our March 31, 2007 audited financial statements and notes thereto, which can be found in our Form SB-2 Registration Statement on the SEC website at www.sec.gov under our SEC File Number 333-144840.

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

BASIS OF PRESENTATION

The Company reports revenue and expenses using the accrual method of accounting for financial and tax reporting purposes. The Company has elected a March 31, year-end.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

REVENUE RECOGNITION

The Company considers revenue to be recognized at the time the service is performed.

USE OF ESTIMATES

The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's short-term financial instruments consist of cash and cash equivalents and accounts payable. The carrying amounts of these financial instruments approximate fair value because of their short-term maturities. Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash. During the year the Company did not maintain cash deposits at financial institution in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments.

EARNINGS PER SHARE

Basic Earnings per Share ("EPS") is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrant. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period. Loss per share is unchanged on a diluted basis since the assumed exercise of common stock equivalents would have an anti-dilutive effect.

INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes as required by SFAS No. 109 "Accounting for Income Taxes". SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of certain assets and liabilities. Deferred income tax assets and liabilities are computed annually for the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The Company had no significant deferred tax items arise during any of the periods presented.

CONCENTRATION OF CREDIT RISK

The Company does not have any concentration of related financial credit risk.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our Form SB-2 Registration Statement (SEC File Number 333-144840), on the SEC website at www.sec.gov:

     Exhibit
     Number                         Description
     ------                         -----------

       3.1        Articles of Incorporation*
       3.2        Bylaws*
      31.1        Sec. 302 Certification of Chief Executive Officer
      31.2        Sec. 302 Certification of Principal Financial Officer
      32.1        Sec. 906 Certification of Chief Executive Officer
      32.2        Sec. 906 Certification of Principal Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 12, 2007                 Northern Minerals Inc., Registrant


                                      /s/ Damian O'Hara
                                      ------------------------------------------
                                  By: Damian O'Hara, President & Director
                                      (Chief Executive Officer, Principal
                                      Financial Officer & Principal
                                      Accounting Officer)


                                      /s/ Nicole O'Hara
                                      ------------------------------------------
                                  By: Nicole O'Hara
                                      (Director, Secretary)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Damian O'Hara                                              November 12, 2007
-------------------------------------                          -----------------
Damian O'Hara, President & Director                                   Date
(Chief Executive Officer, Principal Financial
Officer, Principal Accounting Officer)


/s/ Nicole O'Hara                                              November 12, 2007
-------------------------------------                          -----------------
Nicole O'Hara, Secretary & Director                                   Date