Form 10-Q
period 2007-12-31
NORTHERN MINERALS INC.
filed 2008-02-12
CIK 1402486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

There were 3,400,000 shares of Common Stock outstanding as of December 31, 2007.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated Filer [ ]

Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if Smaller reporting company)

ITEM 1. FINANCIAL STATEMENTS.

The un-audited quarterly financial statements for the period ended December 31, 2007, prepared by the company, immediately follow.

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                          As of             As of
                                                                       December 31,        March 31,
                                                                          2007               2007
                                                                        --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $ 10,256           $    200
  Subscription receivable                                                     --              5,000
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                      10,256              5,200
                                                                        --------           --------

                                                                        $ 10,256           $  5,200
                                                                        ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                      $     --           $    415
  Loan from a director                                                     3,200                200
  Stock Subscriptions Received                                             9,000                 --
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                 12,200                615

TOTAL LIABILITIES                                                         12,200                615

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares authorized;
   3,400,000 shares and 2,400,000 shares issued and outstanding as
   at December 31, 2007 and March 31, 2007                                 3,400              2,400
  Additional paid-in capital                                              13,600              9,600
  Deficit accumulated during exploration stage                           (18,944)            (7,415)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY                                                (1,944)             4,585
                                                                        --------           --------

       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                         $ 10,256           $  5,200
                                                                        ========           ========

                       See Notes to Financial Statements

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                          March 5, 2007
                                                Three Months          Nine Months          (inception)
                                                   Ended                Ended               through
                                                 December 31,         December 31,         December 31,
                                                    2007                 2007                 2007
                                                 ----------           ----------           ----------
REVENUES
  Revenues                                       $       --           $       --           $       --
                                                 ----------           ----------           ----------
TOTAL REVENUES                                           --                   --                   --

EXPENSES
  Professional Fees                                   1,500                7,500                7,500
  General & Administrative Expenses                     856                4,029               11,444
                                                 ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES              (2,356)             (11,529)             (18,944)
                                                 ----------           ----------           ----------

NET INCOME (LOSS)                                $   (2,356)          $  (11,529)          $  (18,944)
                                                 ==========           ==========           ==========

BASIC EARNINGS PER SHARE                         $    (0.00)          $    (0.00)
                                                 ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        3,400,000            3,061,818
                                                 ==========           ==========


                       See Notes to Financial Statements

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                        March 5, 2007
                                                                      Nine Months        (inception)
                                                                        Ended              through
                                                                      December 31,       December 31,
                                                                         2007               2007
                                                                       --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $(11,529)          $(18,944)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Loan from a director                           3,000              3,200
    Increase (decrease) in Accounts payable                                (415)                --
    Increase (decrease) in Stock Subscriptions Received                   9,000              9,000
    (Increase) decrease in Subscritpion receivable                        5,000                 --
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             5,056             (6,744)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                1,000              3,400
  Additional paid-in capital                                              4,000             13,600
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             5,000             17,000
                                                                       --------           --------

NET INCREASE (DECREASE) IN CASH                                          10,056             10,256

CASH AT BEGINNING OF PERIOD                                                 200                 --
                                                                       --------           --------

CASH AT END OF YEAR                                                    $ 10,256           $ 10,256
                                                                       ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --           $     --
                                                                       ========           ========
  Income Taxes                                                         $     --           $     --
                                                                       ========           ========

                       See Notes to Financial Statements

                             NORTHERN MINERALS INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS AT DECEMBER 31, 2007


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

                             NORTHERN MINERALS INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS AT DECEMBER 31, 2007


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

                             NORTHERN MINERALS INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS AT DECEMBER 31, 2007


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

                             NORTHERN MINERALS INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS AT DECEMBER 31, 2007


NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $18,944 since inception. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations form the development of its mineral properties. The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act. The words "believes," "anticipates," "plans," "seeks," "expects," "intends" and similar expressions identify some of the forward-looking statements. Forward-looking statements are not guarantees of performance or future results and involve risks, uncertainties and assumptions. The factors discussed elsewhere in this Form 10-Q could also cause actual results to differ materially from those indicated by the Company's forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

BUSINESS AND PLAN OF OPERATION

Northern Minerals Inc. was incorporated in the State of Nevada on March 5, 2007 to engage in the acquisition, exploration and development of natural resource properties. We are an exploration stage company with no revenues or operating history.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at December 31, 2007 was $10,256. To satisfy our cash requirements we need to complete our offering of 2,000,000 shares registered pursuant to a SB-2 Registration Statement which became effective on October 12, 2007. If we are able to complete the offering it will provide proceeds of $40,000 to implement our exploration program.

RESULTS OF OPERATIONS

We are still in our development stage and have no revenues to date.

We incurred operating expenses of $2,356 and $11,529 for the three and nine month periods ended December 31, 2007, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the filing of our SB-2 Registration Statement. Our net loss since inception through December 31, 2007 was $18,944. Since we have only been incorporated since March 5, 2007, no comparisons are included in this report to previous years.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have no identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Northern Minerals Inc. is not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no sales of unregistered securities during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no defaults upon senior securities during the period covered by this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the period covered by this report.

ITEM 5. OTHER INFORMATION.

There was no information required to be disclosed on Form 8-K during the period covered by this report.

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-144840, at the SEC website at www.sec.gov:

     Exhibit No.                  Description
     -----------                  -----------

        3.1           Articles of Incorporation*
        3.2           Bylaws*
       31.1           Rule 13a-14(a)/15d-14(a) Certification
       31.2           Rule 13a-14(a)/15d-14(a) Certification
       32.1           Certification Pursuant to 18 U.S.C. 1350
       32.2           Certification Pursuant to 18 U.S.C. 1350

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 12, 2008                 Northern Minerals Inc., Registrant


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


/s/ Damian O'Hara                                              February 12, 2008
-------------------------------------                          -----------------
Damian O'Hara, President & Director                                   Date
(Chief Executive Officer, Principal Financial
Officer, Principal Accounting Officer)


/s/ Nicole O'Hara                                              February 12, 2008
-------------------------------------                          -----------------
Nicole O'Hara, Secretary & Director                                   Date