Form 10-K
period 2008-03-31
NORTHERN MINERALS INC.
filed 2008-06-20
CIK 1402486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2008

                        Commission file number 333-144840


                             Northern Minerals Inc.
             (Exact Name of Registrant as Specified in Its Charter)

           NEVADA                                                 20-8624019
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                                167 Caulder Drive
                        Oakville, Ontario, Canada L6J 4T2
               (Address of Principal Executive Offices & Zip Code)

                                 (905) 248-3277
                               (Telephone Number)

                                  Damian O'Hara
                                167 Caulder Drive
                        Oakville, Ontario, Canada L6J 4T2
                                 (905) 248-3277
            (Name, Address and Telephone Number of Agent for Service)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                          Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated Filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do Not Check if a Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of March 31, 2008, the registrant had 5,400,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of March 31, 2008.

                             NORTHERN MINERALS INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                           3
Item 1A. Risk Factors                                                      11
Item 2.  Properties                                                        12
Item 3.  Legal Proceedings                                                 12
Item 4.  Submission of Matters to a Vote of Securities Holders             12

Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities                13
Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                            14
Item 8.  Financial Statements and Supplementary Data                       17
Item 9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                             26
Item 9A. Controls and Procedures                                           26

Part III

Item 10. Directors and Executive Officers                                  26
Item 11. Executive Compensation                                            29
Item 12. Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                  31
Item 13. Certain Relationships and Related Transactions                    31
Item 14. Principal Accounting Fees and Services                            31

Part IV

Item 15. Exhibits                                                          32

Signatures                                                                 32

                                     PART I

ITEM 1. BUSINESS

We are an exploration stage company with no revenues and a limited operating history. Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

There is the likelihood of our mineral claims containing little or no economic mineralization. The Eat property consists of four contiguous, located, lode mineral claims, known as Eat 1-4, comprising a total of 82.64 acres. If our claims do not contain any reserves, all funds that we spend on exploration will be lost. Even if we complete our current exploration program and are successful in identifying a mineral deposit we may be required to expend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit or reserve.

GLOSSARY OF MINING TERMS:

AEROMAGNETIC SURVEY - a magnetic survey conducted from the air normally using a helicopter or fixed-wing aircraft to carry the detection instrument and the recorder. Total intensity magnetic field of the earth in gammas relative to an arbitrary datum.

ALLUVIAL - unconsolidated sediments that are carried and hence deposited by a stream or river. In the southwest USA most in filled valleys often between mountain ranges were deposited with alluvium.

ANDESITIC TO BASALTIC COMPOSITION - a range of rock descriptions using the chemical make-up or mineral norms of the same.

APHANITIC - fine grained crystalline texture.

BLIND-BASIN - a basin practically closed off by enveloping rock exposures making the central portion of unconsolidated alluvial basin isolated.

COLLUVIUM - loose, unconsolidated material usually derived by gravitational means, such as falling from a cliff or scarp-face and often due to a sort of benign erosion such as heating and cooling in a desert environment.

DESERT WASH - out-wash in dry (desert) or arid areas of colluvium or alluvial material accumulated on the sides of valleys or basin channels by often irregular and violent water flow, i.e. flash floods.

ELONGATE BASIN - a longer than wide depression that could be favorable to in-filling by material from adjacent eroding mountains.

FORMATION - the fundamental unit of similar rock assemblages used in stratigraphy.

INTERMONTANE BELT - between mountains (ranges), a usually longer than wide depression occurring between enclosing mountain ranges that supply the erosional material to infill the basin.

LODE MINERAL CLAIM (NEVADA) - with a maximum area contained within 1500' long by 600' wide = 20.66 acres.

OVERBURDEN OR DRIFT COVER - any loose material which overlies bedrock.

PLAGIOCLASE FELDSPAR - a specific range of chemical composition of common or abundant rock forming silicate minerals.

PLAYA - the lowest part of an intermontane basin which is frequently flooded by run-off from the adjacent highlands or by local rainfall.

PLUTONIC, IGNEOUS OR INTRUSIVE ROCK - usually a medium to coarser grain sized crystalline rock that generally is derived from a sub-surface magma and then consolidated, such as in dykes, plugs, stocks or batholiths, from smallest to largest.

PORPHYRITIC IN AUGITE PYROXENE - Large porphyroblasts or crystals of a specific rock-forming mineral, i.e. augite occurring within a matrix of finer grained rock-forming minerals.

QUARTERNARY - the youngest period of the Cenozoic era. SNOW EQUIVALENT - Approximately 1" of precipitation (rain) = 1' snow.

SYENITE - Coarse grained, alkalic, low in quartz intrusive rock.

TRACHYTE - fine grained or glassy equivalent of a syenite.

VOLCANICLASTIC - Angular to rounded particles of a wide range of size within (a welded) finer grain-sized matrix of volcanic origin.

GENERAL INFORMATION

The Eat property consists of four contiguous, located, lode mineral claims, comprised of a total of 82.64 acres. Northern Minerals Inc., a Nevada, U.S.A. corporation is the beneficial owner of the mineral claims.

The mineral claim area is underlain in the eastern one-third portion by unconsolidated material comprised of desert wash, colluvium, alluvial and playa deposits of Quaternary period.

The mineral claim is favorably situated and may require geophysical surveys to determine in more detail its potential following the initial prospecting, mapping and reconnaissance soil geochemistry program. An exploratory drilling program could follow the Phase 1 - 3 surveys and be contingent upon positive results being obtained from the previous fieldwork.

The object of our initial exploration undertaking is to assess areas that may require more detailed investigations to assist in determining their economic significance.

The Eat property lies in the west central area of the State of Nevada 26 miles southwest of the Town of Tonopah and is accessible from Highway 95. There is not a plant or any equipment currently located on the property. The initial exploration phase will be supported by generators. The Town of Tonopah offers much of the necessary amenities required to base and carry-out an exploration program (accommodations, communications, equipment and supplies). Larger or specialized equipment can be acquired in the City of Las Vegas lying 209 miles by paved road (Highway 95) to the south of Tonopah.

A three-phase exploration program to evaluate the area is considered appropriate and is recommended by the consulting geologist. Phase 1 of the work program will consist of detailed prospecting, mapping and soil geochemistry. Contingent upon favorable results from Phase 1, Phase 2 work would consist of magnetometer and VLF electromagnetic, grid controlled surveys over the areas of interest determined by the Phase 1 survey. Contingent upon the results of Phases 1 and 2, Phase 3 would consist of an induced polarization survey over grid controlled anomalous areas of interest outlined by Phase 1&2 fieldwork. Hoe or bulldozer trenching, mapping and sampling of bedrock anomalies would also be carried out.

The cost of the proposed program is $10,000 for the initial phase of exploration work, $15,000 for the contingent second phase and $35,000 for the third phase. The consulting geologist has been paid a deposit of $4,250 to commence Phase 1 of the exploration program.

The discussions contained herein are management's estimates based on information provided by the consulting geologist who prepared the geology report on our property. We are unable to assure investors we will be able to raise the additional funding necessary to proceed with any subsequent work on the claims if mineralization is found.

ACQUISITION OF THE MINERAL CLAIMS

The Eat Mineral Claims were staked on behalf of the company and are recorded in the name of the company. The claims are in good standing to September 1, 2008.

REQUIREMENTS OR CONDITIONS FOR RETENTION OF TITLE

The title for the claims is in good standing until September 2008. During the first week in August 2007 a filing was made by the Company to the County and Bureau of Land Management that we intend to retain the claims and to continue performing exploration work on them. Such work will be reported and filed at the appropriate time.

LOCATION, ACCESS, CLIMATE, LOCAL RESOURCES & INFRASTRUCTURE

The Eat property lies in the west central area of the State of Nevada southwest of the Town of Tonopah and is accessible from Highway 95 by traveling north of the Town for 41 miles to the Silver Peak cutoff (Nevada Highway 265). Go south for 17 miles towards Silver Peak and turn to the east at the Weepah junction. Travel northeast for 3.4 miles to a fork in the road. Take the left fork and travel north for 5 miles to the canyon and another fork in the road. Take the right fork for 0.75 miles to the property.

The area experiences about 4" - 8" of precipitation annually of which about 20% may occur as a snow equivalent this amount of precipitation suggests a climatic classification of arid to semi-arid. The summers can experience hot weather, middle 60's to 70's F(degree) average with high spells of 100+F(degree) while the winters are generally more severe than the dry belt to the west and can last from December through February. Temperatures experienced during mid-winter average, for the month of January, from the high 20's to the low 40's F(degree) with low spells down to -20 F(degree).

The Town of Tonopah offers much of the necessary amenities required to base and carry-out an exploration program (accommodations, communications, equipment and supplies). Larger or specialized equipment can be acquired in the City of Las Vegas lying 209 miles by paved road (Highway 95) to the south of Tonopah. Infrastructure such as highways and secondary roads, communications, accommodations and supplies that are essential to carrying-out an exploration program are at hand in Tonopah-Silver Peak area.

The Eat property lies in low sloping terrain that occurs on the western flank of the mountainous Weepah Hills. Much of this area with many broad open valleys and spiney mountain ridges hosts sagebrush and other desert plants on the low hill slopes. Juniper and pinon growing above 6,500' with pinon becoming more dominant at higher elevations. The area is arid. Many intermittent, old south draining water courses traverse the area, but surface water is very scarce and potable surface water does not occur. Drilling water would have to be trucked in from Silver Peak.

                        [MAP SHOWING THE CLAIM LOCATION]

HISTORY

Mining holds a historical and contemporary place in the development and economic well being of the area.

The recorded mining history of the general area dates from the 1860's when prospectors passed through heading north and west. The many significant lode gold, silver and other mineral product deposits developed in the area was that of the Goldfield Camp, 1905; Coaldale, coal field, 1913; Divide Silver Mining District, 1921 and the Candalaria silver-gold mine which operated as an underground lode gold deposit in 1922 and again in the 1990's as an open cut, cyanide heap leach operation.

GEOLOGICAL SETTING

REGIONAL GEOLOGY

The regional geology of Nevada is depicted as being underlain by all major types of rock units. These appear to range from oldest to youngest in an east to west direction, respectively. The oldest units are found to occur in the southeast corner of the State along the Colorado River. The bedrock units exhibit a north-south fabric of alternating east-west ranges and valleys. This feature suggests W to E compression that has expression through low angle thrust faulting and bringing the older rock units into contact with the younger units as a detached assemblage. Faulting plays a large part in many areas of Nevada and an even larger part in the emplacement of mineral occurrences and ore bodies.

The geology of Esmeralda County has been recognized to contain three age related assemblages; the older sedimentary and metamorphic units with a mid-aged sedimentary and igneous assemblage and the youngest volcanic-sedimentary assemblage. These major divisions are divided by unconformities, i.e. periods of age that are not represented or erosion gaps in the record.

LOCAL GEOLOGY

The local geology within the Weepah area appears to be represented by the older meta-sedimentary contacting with the younger Jurassic aged intrusive rock units. The youngest Post Plutonic assemblage occurs about the older rock units. Thrust faulting is evident in the area and may offer exploration potential.

Tertiary age volcano-sediments and ash fall tuff units are abundant on the west side of the Weepah hills. Much of the area has very young unconsolidated cover on the flanks of many of the hills and older stream courses.

PROPERTY GEOLOGY

The geology of the Eat property area may be described as being covered by Lower Paleozoic age meta-sediments; Mesozoic age intrusive units and Quaternary age desert wash, collovium, alluvium and playa deposits and some. This young covered basin within a larger surrounding area of rock exposure and known mineral occurrences exhibiting a good geological setting and an excellent target area in which to conduct mineral exploration.

Thrust faulting is evident within the property area and surrounding or flanking the alluvial covered valleys on the mineral claim area suggests mineral occurrences or structurally prepared bedrock should be sought after in those areas.

MINERALIZATION

By far the largest production in the County comes from the vein-type of gold and silver occurrences in quartz fissures in either pre-Tertiary volcanic or Tertiary volcanic host rocks.

COMPETITION

We do not compete directly with anyone for the exploration or removal of minerals from our property as we hold all interest and rights to the claims. Readily available commodities markets exist in the U.S. and around the world for the sale of gold, silver and other minerals. Therefore, we will likely be able to sell any minerals that we are able to recover.

We will be subject to competition and unforeseen limited sources of supplies in the industry in the event spot shortages arise for supplies such as dynamite, and certain equipment such as bulldozers and excavators that we will need to conduct exploration. If we are unsuccessful in securing the products, equipment and services we need we may have to suspend our exploration plans until we are able to do so.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

COMPLIANCE WITH GOVERNMENT REGULATION

Our exploration programs in Nevada are subject to state and federal regulations regarding environmental considerations. All operations involving the exploration for the production of minerals are subject to existing laws and regulations relating to exploration procedures, safety precautions, employee health and safety, air quality standards, pollution of streams and fresh water sources, odor, noise, dust and other environmental protection controls adopted by federal, state and local governmental authorities as well as the rights of adjoining property owners. We may be required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed exploration for or production of minerals may have upon the environment. All requirements imposed by any such authorities may be costly, time consuming and may delay commencement or continuation of exploration or production operations. Future legislation may significantly emphasize the protection of the environment, and, as a consequence, our activities may be more closely regulated to further the cause of environmental protection. Such legislation, as well as further interpretation of existing laws in the United

States, may require substantial increases in equipment and operating costs and delays, interruptions, or a termination of operations, the extent of which cannot be predicted. Environmental problems known to exist at this time in the United States may not be in compliance with regulations that may come into existence in the future. This may have a substantial impact upon the capital expenditures required of us in order to deal with such problem and could substantially reduce earnings.

The regulatory bodies that directly regulate our activities are the Bureau of Land Management (Federal) and the Nevada Department of Environmental Protection (State).

PATENTS, TRADEMARKS, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS, OR LABOR CONTRACTS

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any of these on an ongoing basis.

NEED FOR GOVERNMENT APPROVAL FOR ITS PRODUCTS OR SERVICES

We are not required to apply for or have any government approval for our products or services.

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

We have not expended funds for research and development costs since inception. We paid $7,000 for the geology report and staking of the claims.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

Our only employees are our officers, Damian and Nicole O'Hara who currently devote 4-5 and 2-3 hours, respectively, per week to company matters and after receiving funding they plan to devote as much time as the board of directors determines is necessary to manage the affairs of the company. There are no formal employment agreements between the company and our current employees.

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of the Securities Exchange Act of 1934, including filing Form 10K annually and Form 10Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

BECAUSE OUR CONTINUATION AS A GOING CONCERN IS IN DOUBT, WE WILL BE FORCED TO CEASE BUSINESS OPERATIONS UNLESS WE CAN GENERATE PROFIT IN THE FUTURE.

The report of our independent accountant to our audited financial statements for the year ended March 31, 2008 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are that we have no source of revenue and our dependence upon obtaining adequate financing. If we are not able to continue as a going concern, it is likely investors will lose all of their investment.

BECAUSE WE HAVE A LIMITED OPERATING HISTORY, WE FACE A HIGH RISK OF BUSINESS FAILURE.

Investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

OUR MINERAL EXPLORATION EFFORTS MAY BE UNSUCCESSFUL RESULTING IN ANY FUNDS SPENT ON EXPLORATION BEING LOST.

No known bodies of commercial ore or economic deposits have been established on our property. Even in the event commercial quantities of minerals are discovered, the exploration property might not be brought into a state of commercial production. Finding mineral deposits is dependent on a number of factors, including the technical skill of exploration personnel involved. The commercial viability of a mineral deposit once discovered is also dependent on a number of factors, some of which are particular attributes of the deposit, such as size, grade and proximity to infrastructure, as well as metal prices.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES, WHICH COULD HURT OUR FINANCIAL POSITION AND POSSIBLY RESULT IN THE FAILURE OF OUR BUSINESS.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

EVEN IF WE DISCOVER COMMERCIAL RESERVES OF PRECIOUS METALS ON THE EAT 1-4 CLAIMS, WE MAY NOT BE ABLE TO SUCCESSFULLY COMMENCE COMMERCIAL PRODUCTION.

The Eat 1-4 claims do not contain any known bodies of mineralization. If our exploration programs are successful in establishing silver and gold of commercial tonnage and grade, we will require additional funds in order to place the Eat 1-4 claims into commercial production. We may not be able to obtain such financing.

GOVERNMENT REGULATION OR OTHER LEGAL UNCERTAINTIES MAY INCREASE COSTS AND OUR BUSINESS WILL BE NEGATIVELY AFFECTED.

Laws and regulations govern the exploration, development, mining, production, importing and exporting of minerals; taxes; labor standards; occupational health; waste disposal; protection of the environment; mine safety; toxic substances; and other matters. In many cases, licenses and permits are required to conduct mining operations. Amendments to current laws and regulations governing operations and activities of mining companies or more stringent implementation thereof could have a substantial adverse impact on us. Applicable laws and regulations will require us to make certain capital and operating expenditures to initiate new operations. Under certain circumstances, we may be required to stop exploration activities once started until a particular problem is remedied or to undertake other remedial actions.

BECAUSE OUR DIRECTORS HAVE OTHER BUSINESS INTERESTS, THEY MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Our president and director, Damian O'Hara, intends to devote approximately 10% of his business time (4-5 hours per week) providing services to us and our secretary and director Nicole O'Hara devotes approximately 5% of her business time (2-3 hours per week). While our directors presently possess adequate time to attend to our interests, it is possible that the demands on our directors from their other obligations could increase with the result that they would no longer be able to devote sufficient time to the management of our business.

ITEM 2. PROPERTIES

We do not currently own any property. The office facilities at 167 Caulder Drive, Oakville, Ontario, Canada are provided to us on a rent free basis by the directors of the company. The facilities include telephone, fax, and office facilities. Management believes the current premises are sufficient for its needs at this time.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended March 31, 2008.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our shares are quoted on the OTC Electronic Bulletin Board (OTCBB) under the symbol "NHMI". The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter securities. Securities quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time.
 There has been no active trading of our securities, and, therefore, no high and low bid pricing. As of the date of this report Northern Minerals had 32 shareholders of record. We have paid no cash dividends and have no outstanding options.

PENNY STOCK RULES

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

A purchaser is purchasing penny stock which limits the ability to sell the stock. Our shares constitute penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document, which:

     - contains a description of the nature and level of risk in the market for penny stock in both public offerings and secondary trading;

     - contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the Securities Act of 1934, as amended;

     - contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" price for the penny stock and the significance of the spread between the bid and ask price;

     - contains a toll-free telephone number for inquiries on disciplinary actions;

     - defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

     - contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

     -    the bid and offer quotations for the penny stock;

     - the compensation of the broker-dealer and its salesperson in the transaction;

     - the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

     - monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

REPORTS

We are subject to certain filing requirements and will furnish annual financial reports to our stockholders, certified by our independent accountant, and will furnish un-audited quarterly financial reports in our quarterly reports filed electronically with the Securities and Exchange Commission. All reports and information filed by us can be found at their website, www.sec.gov.

TRANSFER AGENT

The company has retained Holladay Stock Transfer, Inc. of 2939 North 67th Place, Suite C, Scottsdale, Arizona as transfer agent.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We are still in our exploration stage and have not generated any revenue.

We incurred operating expenses of $26,264 and $7,415 for the years ended March 31, 2008 and 2007, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our registration statement and periodic reports. Our net loss from inception (March 5, 2007) through March 31, 2008 was $33,679.

Our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at March 31, 2008 was $22,271, total assets were $26,521 and outstanding liabilities were $3,200. We have sold $57,000 in equity securities since inception, $10,000 from the sale of 2,000,000 shares of stock to our officers and directors, $7,000 from the issuance of 1,400,000 shares of stock to a director in repayment of the funds paid by him for the acquisition of the mineral claim and $40,000 from the sale of 2,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on October 12, 2007.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

BUSINESS OPERATIONS OVERVIEW

Through March 31, 2008 we had sold $57,000 in equity securities to pay for our business operations. On February 18, 2008, we closed our offering pursuant to a SB-2 Registration Statement filed with the U.S. Securities and Exchange Commission, which became effective on October 12, 2007. We sold 2,000,000 shares of common stock to 30 unaffiliated shareholders at $.02 per share for total proceeds of $40,000.

Our plan of operation for the twelve months is to complete the first two phases of the exploration program. In addition to the $25,000 we anticipate spending for the exploration program as outlined below, we anticipate spending an additional $1,500 on professional fees, including fees payable in complying with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $26,500. We have given the geologist a deposit of $4,250 to commence with the Phase 1 exploration work.

The following work program has been recommended by the consulting geologist:

PHASE 1

Detailed prospecting, mapping and MMI soil geochemistry.
This program is expected to take 30-45 days to complete
including turnaround time on the analyses that are
conducted exclusively in Australia. The estimated cost
for this all inclusive program is                                     $ 10,000

PHASE 2

Magnetometer and VLF electromagnetic, grid controlled
surveys over the areas of interest determined by the
Phase 1 survey. This program is expected to take two
weeks to complete. Included in this estimated cost is
transportation, accommodation, board, grid installation,
the two geophysical surveys, maps and report                          $ 15,000

PHASE 3

Induced polarization and EM-resistivity surveys over grid
controlled anomalous areas of interest outlined by the
Phase 1&2 fieldwork. The estimated time to complete this
phase is three weeks.  Hoe or bulldozer trenching,
mapping and sampling of bedrock anomalies. Includes
assays, detailed maps and reports                                     $ 35,000
                                                                      --------

                                             Total                    $ 60,000
                                                                      ========

Each phase following phase 1 is contingent upon favorable results from the previous phase.

The consulting geologist was paid a deposit of $4,250 to commence Phase 1 of the exploration program on the claims. He has completed the field work and received the results from the assay lab and is currently preparing his report and recommendations.

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

We anticipate commencing the second phase of our exploration program in late Summer 2008. We have a verbal agreement with James McLeod, the consulting geologist who prepared the geology report on our claims, to retain his services for our planned exploration program. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with phase 3 of the program and any work after the exploration program if we find mineralization.

ITEM 8. FINANCIAL STATEMENTS

                         LAWRENCE SCHARFMAN & CO CPA PC
                          CERTIFIED PUBLIC ACCOUNTANTS

18 E Sunrise Highway Freeport NY11520    7104 Corning Circle Boynton Bch Fl33437
Tel:516-771-5900                         Tel:561-733-0296
Fax:516-771-2598                         Fax:561-740-0613

                          INDEPENDENT AUDITORS' REPORT

Northern Minerals Inc.
C/O Damian O'Hara
711 S Carson St Suite
Carson City Nevada 89701

We have audited the accompanying balance sheet of Northern Minerals Inc. As of March31, 2008 and the related statements of operations, stockholders equity and cash flows for the inception period March 5, 2007 to March 31, 2008.

These statements are the responsibility of Company's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The company has had difficulty in generating sufficient cash flow to meet its obligations, and is dependent on management's ability to develop profitable operations. These factors, among others may raise substantial doubt about their ability to continue as a going concern.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northern Minerals Inc. as of MARCH 31, 2008 and the related statements of operations, stockholders equity and cash flows for the period of inception March 5, 2007 TO March 31, 2008 in conformity with generally accepted accounting principles.


Boynton Beach Florida                       /s/Lawrence Scharfman CPA
May 13, 2008                                ---------------------------------

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                             As of              As of
                                                                            March 31,          March 31,
                                                                              2008               2007
                                                                            --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                      $ 22,271           $    200
  Subscription receivable                                                         --              5,000
  Deposits                                                                     4,250                 --
                                                                            --------           --------
TOTAL CURRENT ASSETS                                                          26,521              5,200
                                                                            --------           --------

                                                                            $ 26,521           $  5,200
                                                                            ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                          $     --           $    415
  Loan from a director                                                         3,200                200
                                                                            --------           --------
TOTAL CURRENT LIABILITIES                                                      3,200                615

TOTAL LIABILITIES                                                              3,200                615

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares authorized;
   5,400,000 shares and 2,400,000 shares issued and outstanding as
   at March 31, 2008 and March 31, 2007                                        5,400              2,400
  Additional paid-in capital                                                  51,600              9,600
  Deficit accumulated during exploration stage                               (33,679)            (7,415)
                                                                            --------           --------
TOTAL STOCKHOLDERS' EQUITY                                                    23,321              4,585
                                                                            --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                              $ 26,521           $  5,200
                                                                            ========           ========


                       See Notes to Financial Statements

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                          March 5, 2007
                                                                                           (inception)
                                                 Year Ended           Year Ended             through
                                                  March 31,            March 31,            March 31,
                                                    2008                 2007                 2008
                                                 ----------           ----------           ----------
REVENUES
  Revenues                                       $       --           $       --           $       --
                                                 ----------           ----------           ----------
TOTAL REVENUES                                           --                   --                   --

EXPENSES
  Professional Fees                                   9,000                   --                9,000
  General & Administrative Expenses                  17,264                7,415               24,679
                                                 ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES             (26,264)              (7,415)             (33,679)
                                                 ----------           ----------           ----------

NET INCOME (LOSS)                                $  (26,264)          $   (7,415)          $  (33,679)
                                                 ==========           ==========           ==========

BASIC EARNINGS PER SHARE                         $    (0.01)          $    (0.01)
                                                 ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        3,380,874            1,155,556
                                                 ==========           ==========


                       See Notes to Financial Statements

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
              From March 5, 2007 (Inception) through March 31, 2008
--------------------------------------------------------------------------------

                                                                                            Deficit
                                                                                           Accumulated
                                                                Common       Additional      During
                                                  Common        Stock         Paid-in      Exploration
                                                  Stock         Amount        Capital        Stage           Total
                                                  -----         ------        -------        -----           -----
BALANCE, MARCH 5, 2007                                 --     $       --     $       --    $       --     $       --

Stock issued for cash on March 5, 2007
 @ $0.005 per share                             1,000,000          1,000          4,000                        5,000

Stock issued for mining claims on
 March 29, 2007 @ $0.005 per share              1,400,000          1,400          5,600                        7,000

Net loss, March 31, 2007                                                                       (7,415)        (7,415)
                                               ----------     ----------     ----------    ----------     ----------

BALANCE, MARCH 31, 2007                         2,400,000     $    2,400     $    9,600    $   (7,415)    $    4,585
                                               ==========     ==========     ==========    ==========     ==========

Stock issued for cash on July 3, 2007
 @ $0.005 per share                             1,000,000          1,000          4,000                        5,000

Stock issued for cash on February 18, 2008
 @ $0.02 per share                              2,000,000          2,000         38,000                       40,000

Net loss, March 31, 2008                                                                      (26,264)       (26,264)
                                               ----------     ----------     ----------    ----------     ----------

BALANCE, MARCH 31, 2008                         5,400,000     $    5,400     $   51,600    $  (33,679)    $   23,321
                                               ==========     ==========     ==========    ==========     ==========

                       See Notes to Financial Statements

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                      March 5, 2007
                                                                                                       (inception)
                                                                 Year Ended         Year Ended           through
                                                                  March 31,          March 31,          March 31,
                                                                    2008               2007               2008
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $(26,264)          $ (7,415)          $(33,679)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Loan from a director                      3,000                200              3,200
    Increase (decrease) in Accounts payable                           (415)               415                 --
    (Increase) decrease in Deposits                                 (4,250)                --             (4,250)
    (Increase) decrease in Subscritpion receivable                   5,000             (5,000)                --
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (22,929)           (11,800)           (34,729)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                           2,000              2,400              5,400
  Additional paid-in capital                                        43,000              9,600             51,600
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       45,000             12,000             57,000
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                     22,071                200             22,271

CASH AT BEGINNING OF PERIOD                                            200                 --                 --
                                                                  --------           --------           --------

CASH AT END OF YEAR                                               $ 22,271           $    200           $ 22,271
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========
  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                       See Notes to Financial Statements

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                              as at March 31, 2008


NOTE 1 - NATURE AND PURPOSE OF BUSINESS

Northern Minerals Inc. (the OCompanyO) was incorporated under the laws of the State of Nevada on March 5, 2007. The Company's activities to date have been limited to organization and capital formation. The Company is Oan exploration stage companyO and has acquired a series of mining claims for exploration and formulated a business plan to investigate the possibilities of a viable mineral deposit.

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

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                              as At March 31, 2008


NOTE 2 - NATURE OF SIGNIFICANT ACCOUNTING POLICIES (continued)

EARNINGS PER SHARE

Basic Earnings per Share (OEPSO) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrant. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period. Loss per share is unchanged on a diluted basis since the assumed exercise of common stock equivalents would have an anti-dilutive effect.

INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes as required by SFAS No. 109 OAccounting for Income TaxesO. SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of certain assets and liabilities. Deferred income tax assets and liabilities are computed annually for the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

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

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                              as At March 31, 2008


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

On February 18, 2008 the Company issued 2,000,000 shares of common stock to 30 unrelated investors in the Company's SB-2 offering for cash in the amount of $0.02 per share for a total of $40,000.

NOTE 5 - RELATED PARTY TRANSACTIONS

Damian O'Hara and Nicole O'Hara, the officers and directors of the Company may, in the future, become involved in other business opportunities as they become available, thus they may face a conflict in selecting between the Company and their other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

As of March 31, 2008, $3,200 is owed to Damian O'Hara and is non interest bearing with no specific repayment terms.

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                              as At March 31, 2008


NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $33,679 since inception. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations form the development of its mineral properties. The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The officers and directors of Northern Minerals Inc., whose one year terms will expire 3/1/09, or at such a time as their successor(s) shall be elected and qualified are as follows:

Name & Address         Age     Position      Date First Elected    Term Expires
--------------         ---     --------      ------------------    ------------

Damian O'Hara          43      President,         3/5/07              3/1/09
167 Caulder Drive              Treasurer,
Oakville, Ontario              CFO, CEO &,
Canada L6J 4T2                 Director

Nicole O'Hara          45      Secretary          2/5/07              3/1/09
167 Caulder Drive              Director
Oakville, Ontario
Canada L6J 4T2

The foregoing persons are promoters of Northern Minerals Inc., as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Mr. O'Hara currently devotes 4-5 hours per week to company matters. Mrs. O'Hara currently devotes 2-3 hours per week to company matters. They will devote as much time as the board of directors deems necessary to manage the affairs of the company.

RESUMES

Damian O'Hara - Director, President, CEO, Treasurer & CFO

WORK EXPERIENCE

SEPTEMBER 2001 TO DATE
President - Allen Carr North America
Allen Carr North America is the US and Canadian division of the Allen Carr's Easyway Intl. The company conducts smoking cessation seminars and publishes Allen Carr's stop smoking book.

Role: To head up the establishment and development of the Allen Carr smoking cessation seminar and publishing businesses in North America

JUNE 1998 - JUNE 2001
Director - International A. Nelson & Co.

Role: To develop international markets for Nelson's range of herbal and homoeopathic remedies

1995 - 1998
General Manager Marketing - GTC Olayan, Khobar, Saudi Arabia

Role: To oversee the development and implementation of marketing programmes for our client brands, including Coca-Cola, Duracell, Nestle, Colgate, Kimberly-Clark and Nabisco.

1992 - 1995
General Manager - Publi-Graphics Advertising, Dubai

Role: To manage and grow PG's advertising and below-the-line revenues

1989 - 1990
Senior Account Director - J. Walter Thompson, Hong Kong

1987 - 1989
Account Manager / Account Director - Ogilvy & Mather, Hong Kong

1986 - 1987
Account Executive / Account Manager - MHA Advertising, London, England

EDUCATION

B.A. (Hons.) Business Studies - University of Westminster (July 1987) Member - Chartered Institute of Marketing (1988)
Member - International Institute of Advertising (1990)
Dip. M (Chartered Institute of Marketing) (1987)
Dip. DM (Institute of Direct
Marketing) (1989)

NICOLE O'HARA - DIRECTOR & SECRETARY

WORK EXPERIENCE

2005 to date
Senior Vice-President - Easyway Management Services Ltd.
Role: To provide management and marketing consultancy to SME's

2000 - 2005
Vice-President, Operations - Allen Carr North America

Role: To handle the organizational and logistical side of the establishment and development of the Allen Carr smoking cessation seminar and publishing businesses in North America

1993 - 2000
Homemaker

1990 - 1993
Regional PR Director - Holiday Inns Asia Pacific

1986 - 1990
Journalist - South China Morning Post

EDUCATION

M.A. - University of Edinburgh
B.A. (Hons.) - University of Edinburgh

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

No executive officer or director of the corporation has been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him or her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No executive officer or director of the corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

CONFLICT OF INTEREST

Our Officers and Directors do not currently devote all of their business time to our operations.

CODE OF ETHICS

We do not currently have a code of ethics, because we have only limited business operations and only two officers and directors, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
D. O'Hara CEO,  2008     0         0           0            0          0            0             0         0
President,      2007     0         0           0            0          0            0             0         0
Director

N. O'Hara,      2008     0         0           0            0          0            0             0         0
Secretary,      2007     0         0           0            0          0            0             0         0
Director

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                          Equity                                                      Number of    Value of
                                         Incentive                            Number                  Unearned     Unearned
                                        Plan Awards;                            of         Market      Shares,      Shares,
           Number of      Number of      Number of                            Shares      Value of    Units or     Units or
          Securities     Securities     Securities                           or Units    Shares or     Other         Other
          Underlying     Underlying     Underlying                           of Stock     Units of     Rights       Rights
          Unexercised    Unexercised    Unexercised   Option      Option       That      Stock That     That         That
          Options (#)    Options (#)     Unearned     Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name      Exercisable   Unexercisable   Options (#)    Price       Date      Vested(#)     Vested      Vested       Vested
----      -----------   -------------   -----------    -----       ----      ---------     ------      ------       ------
D. O'Hara      0              0              0           0           0           0            0           0            0

N. O'Hara      0              0              0           0           0           0            0           0            0

                              DIRECTOR COMPENSATION

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----
D. O'Hara            0         0           0            0                0               0            0

N. O'Hara            0         0           0            0                0               0            0

There are no current employment agreements between the company and its executive officer.

On March 5, 2007, a total of 1,000,000 shares of common stock were issued to Mr. and Mrs. O'Hara (500,000 shares each) in exchange for cash in the amount of $5,000 U.S., or $.005 per share.

On March 29, 2007 a total of 1,400,000 shares were issued to Damian O'Hara in repayment of $7,000 he paid on behalf of the company for the acquisition of the mining claims.

On July 3, 2007, Nicole O'Hara purchased 1,000,000 shares of our common stock for $5,000 ($0.005 per share).

The terms of these stock issuances were as fair to the company, in the opinion of the board of directors, as could have been made with an unaffiliated third party.

Mr. O'Hara currently devotes approximately 4-5 hours per week to manage the affairs of the company. Mrs. O'Hara currently devotes 2-3 hours per week to the company. They have agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries.

At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of Northern Minerals Inc. voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock:

               Name of                     No. of            Percentage
         Beneficial Owner (1)              Shares           of Ownership
         --------------------              ------           ------------

     Damian O'Hara(2)                     1,900,000              35%

     Nicole O'Hara(2)                     1,500,000              27%

     All Officers and
      Directors as a Group                3,400,000              62%

----------
(1) Each of the persons named may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended.
(2)  Damian O'Hara and Nicole O'Hara are married.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 5, 2007, a total of 1,000,000 shares of Common Stock were issued to Mr. and Mrs. O'Hara in exchange for $5,000 US, or $.005 per share. On March 29, 2007 a total of 1,400,000 shares were issued to Damian O'Hara in repayment of $7,000 he paid on behalf of the company for the acquisition of the mining claims. On July 3, 2007, Nicole O'Hara purchased 1,000,000 shares of our common stock for $5,000 ($0.005 per share). All of such shares are "restricted" securities, as that term is defined by the Securities Act of 1933, as amended, and are held by an officer and director of the Company. (See "Principal Stockholders".)

Damian O'Hara has loaned the company $3,200 for which there are no specific terms of repayment and the loan collects no interest.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services were $7,500 for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended March 31, 2008.

For the year ended March 31, 2007, the total fees charged to the company for audit services were $Nil, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

                                     PART IV

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

      Exhibit
      Number                   Description
      ------                   -----------

       * 3(i)         Articles of Incorporation
       * 3(ii)        Bylaws
        31            Sec. 302 Certification of CEO/CFO
        32            Sec. 906 Certification of CEO/CFO

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-K and authorized this registration statement to be signed on its behalf by the undersigned, in the city of Oakville, Province of Ontario, on June 20, 2008.

Northern Minerals Inc., Registrant


/s/ Damian O'Hara                                                  June 20, 2008
-------------------------------------                              -------------
Damian O'Hara, President & Director                                     Date
(Principal Executive Officer, Principal
Financial Officer, Principal Accounting Officer)


/s/ Nicole O'Hara                                                  June 20, 2008
-------------------------------------                              -------------
Nicole O'Hara, Secretary & Director                                     Date