Form 10-Q
period 2008-06-30
NORTHERN MINERALS INC.
filed 2008-08-14
CIK 1402486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2008

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

There were 5,400,000 shares of Common Stock outstanding as of June 30, 2008.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated Filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if Smaller reporting company)

ITEM 1. FINANCIAL STATEMENTS.

The un-audited quarterly financial statements for the period ended June 30, 2008, prepared by the company, immediately follow.

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                   June 30,           March 31,
                                                                     2008               2008
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 10,067           $ 22,271
  Deposits                                                            4,250              4,250
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                 14,317             26,521
                                                                   --------           --------

                                                                   $ 14,317           $ 26,521
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                 $     --           $     --
  Loan from a director                                                3,200              3,200
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                             3,200              3,200

TOTAL LIABILITIES                                                     3,200              3,200

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 5,400,000 shares issued and outstanding
   as at June 30, 2008 and March 31, 2008                             5,400              5,400
  Additional paid-in capital                                         51,600             51,600
  Deficit accumulated during exploration stage                      (45,883)           (33,679)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           11,117             23,321
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 14,317           $ 26,521
                                                                   ========           ========


                       See Notes to Financial Statements

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                         March 5, 2007
                                                Three Months         Three Months          (inception)
                                                   Ended                Ended               through
                                                  June 30,             June 30,             June 30,
                                                    2008                 2007                 2008
                                                 ----------           ----------           ----------
REVENUES
  Revenues                                       $       --           $       --           $       --
                                                 ----------           ----------           ----------
TOTAL REVENUES                                           --                   --                   --

EXPENSES
  Professional Fees                                   4,000                3,000               13,000
  General & Administrative Expenses                   8,204                   55               32,883
                                                 ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES             (12,204)              (3,055)             (45,883)
                                                 ----------           ----------           ----------

NET INCOME (LOSS)                                $  (12,204)          $   (3,055)          $  (45,883)
                                                 ==========           ==========           ==========

BASIC EARNINGS PER SHARE                         $    (0.00)          $    (0.00)
                                                 ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        5,400,000            2,400,000
                                                 ==========           ==========


                       See Notes to Financial Statements

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                      March 5, 2007
                                                                 Three Months       Three Months        (inception)
                                                                    Ended              Ended             through
                                                                   June 30,           June 30,           June 30,
                                                                     2008               2007               2008
                                                                   --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $(12,204)          $ (3,055)          $(45,883)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Loan from a director                          --                 --              3,200
    Increase (decrease) in Accounts payable                              --               (415)                --
    (Increase) decrease in Subscription Receivable                       --              5,000                 --
    (Increase) decrease in Deposits                                      --                 --             (4,250)
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (12,204)             1,530            (46,933)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                               --                 --              5,400
  Additional paid-in capital                                             --                 --             51,600
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            --                 --             57,000
                                                                   --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                     (12,204)             1,530             10,067

CASH AT BEGINNING OF PERIOD                                          22,271                200                 --
                                                                   --------           --------           --------

CASH AT END OF YEAR                                                $ 10,067           $  1,730           $ 10,067
                                                                   ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                         $     --           $     --           $     --
                                                                   ========           ========           ========

  Income Taxes                                                     $     --           $     --           $     --
                                                                   ========           ========           ========

                       See Notes to Financial Statements

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               As at June 30, 2008


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

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               As at June 30, 2008


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

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               As at June 30, 2008


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

As of June 30, 2008, $3,200 is owed to Damian O'Hara and is non interest bearing with no specific repayment terms.

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               As at June 30, 2008


NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $45,883 since inception. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations form the development of its mineral properties. The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Our plan of operation for the twelve months is to complete the first two phases of the exploration program. In addition to the $25,000 we anticipate spending for the exploration program as outlined below (we have paid the geologist $4,250), we anticipate spending an additional $1,500 on professional fees, including fees payable in complying with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $22,000. We have given the geologist a deposit of $4,250 to commence with the Phase 1 exploration work. If we experience a shortfall of funds our directors have agreed to loan us funds, however they have no obligation to do so.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at June 30, 2008 was $10,067 and outstanding liabilities were $3,200. We have sold $57,000 in equity securities since inception, $10,000 from the sale of 2,000,000 shares of stock to our officers and directors, $7,000 from the issuance of 1,400,000 shares of stock to a director in repayment of the funds paid by him for the acquisition of the mineral claim and $40,000 from the sale of 2,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on October 12, 2007.

RESULTS OF OPERATIONS

We are still in our development stage and have no revenues to date.

We incurred operating expenses of $12,204 and $3,055 for the three and nine month periods ended June 30, 2008, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the filing of our SB-2 Registration Statement. Our net loss since inception through June 30, 2008 was $45,883.

If we experience a shortage of funds prior to funding we may utilize funds from our directors, who have informally agreed to advance funds, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to the company. If they fail to do so we may be required to terminate our business. We are an exploration stage company and have generated no revenue to date. Through June 30, 2008 we had sold $57,000 in equity securities to pay for our business operations. On February 18, 2008, we closed our offering pursuant to a SB-2 Registration Statement filed with the U.S. Securities and Exchange Commission, which became effective on October 12, 2007. We sold 2,000,000 shares of common stock to 30 unaffiliated shareholders at $.02 per share for total proceeds of $40,000.

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

August 13, 2008                   Northern Minerals Inc., Registrant


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


/s/ Damian O'Hara                                              August 13, 2008
-------------------------------------                          ---------------
Damian O'Hara, President & Director                                  Date
(Chief Executive Officer, Principal Financial
Officer, Principal Accounting Officer)


/s/ Nicole O'Hara                                              August 13, 2008
-------------------------------------                          ---------------
Nicole O'Hara, Secretary & Director                                  Date