Form 10-Q
period 2008-09-30
NORTHERN MINERALS INC.
filed 2008-11-14
CIK 1402486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2008

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

There were 5,400,000 shares of Common Stock outstanding as of September 30, 2008.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated Filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if Smaller reporting company)

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended September 30, 2008, prepared by the company, immediately follow.

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                 September 30,        March 31,
                                                                     2008               2008
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  3,339           $ 22,271
  Deposits                                                               --              4,250
                                                                   --------           --------
      TOTAL CURRENT ASSETS                                            3,339             26,521
                                                                   --------           --------

                                                                   $  3,339           $ 26,521
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                 $     --           $     --
  Loan from a director                                                3,200              3,200
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                             3,200              3,200

      TOTAL LIABILITIES                                               3,200              3,200

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 5,400,000 shares issued and outstanding
   as at September 30, 2008 and March 31, 2008                        5,400              5,400
  Additional paid-in capital                                         51,600             51,600
  Deficit accumulated during exploration stage                      (56,861)           (33,679)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                              139             23,321
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  3,339           $ 26,521
                                                                   ========           ========


                        See Notes to Financial Statements

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                                           March 5, 2007
                                          Three Months    Three Months     Six Months       Six Months      (inception)
                                             Ended           Ended           Ended            Ended           through
                                          September 30,   September 30,   September 30,    September 30,    September 30,
                                              2008            2007            2008             2007             2008
                                           ----------      ----------      ----------       ----------       ----------
REVENUES
  Revenues                                 $       --      $       --      $       --       $       --       $       --
                                           ----------      ----------      ----------       ----------       ----------
TOTAL REVENUES                                     --              --              --               --               --

EXPENSES
  Professional Fees                             1,500           3,000           5,500            6,000           14,500
  Mineral Claim Expenses                        8,578             750           8,578              750           21,328
  General & Administrative Expenses               900           2,368           9,104            2,423           21,033
                                           ----------      ----------      ----------       ----------       ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES        10,978           6,118          23,182            9,173           56,861
                                           ----------      ----------      ----------       ----------       ----------

NET INCOME (LOSS)                          $  (10,978)     $   (6,118)     $  (23,182)      $   (9,173)      $  (56,861)
                                           ==========      ==========      ==========       ==========       ==========

BASIC EARNINGS PER SHARE                   $     0.00      $     0.00      $     0.00       $     0.00
                                           ==========      ==========      ==========       ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                  5,400,000       3,378,261       5,400,000        2,891,803
                                           ==========      ==========      ==========       ==========


                        See Notes to Financial Statements

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                          March 5, 2007
                                                                      Six Months         Six Months        (inception)
                                                                        Ended              Ended             through
                                                                     September 30,      September 30,      September 30,
                                                                         2008               2007               2008
                                                                       --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $(23,182)          $ (9,173)          $(56,861)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Loan from a director                              --                 --              3,200
    Increase (decrease) in Accounts payable                                  --               (415)                --
    (Increase) decrease in Subscription Receivable                           --              5,000                 --
    (Increase) decrease in Deposits                                       4,250                 --                 --
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (18,932)            (4,588)           (53,661)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                   --              1,000              5,400
  Additional paid-in capital                                                 --              4,000             51,600
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                --              5,000             57,000
                                                                       --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                         (18,932)               412              3,339

CASH AT BEGINNING OF PERIOD                                              22,271                200                 --
                                                                       --------           --------           --------

CASH AT END OF PERIOD                                                  $  3,339           $    612           $  3,339
                                                                       ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --           $     --           $     --
                                                                       ========           ========           ========

  Income Taxes                                                         $     --           $     --           $     --
                                                                       ========           ========           ========


                        See Notes to Financial Statements

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                            As at September 30, 2008
--------------------------------------------------------------------------------

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

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                            As at September 30, 2008
--------------------------------------------------------------------------------

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

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                            As at September 30, 2008
--------------------------------------------------------------------------------

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

Northern Minerals has been in the exploration stage since its formation on March 5, 2007 and has not yet realized any revenues from its planned operations. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                            As at September 30, 2008
--------------------------------------------------------------------------------

NOTE 5 - RELATED PARTY TRANSACTIONS

Damian O'Hara and Nicole O'Hara, the officers and directors of the Company may, in the future, become involved in other business opportunities as they become available, thus they may face a conflict in selecting between the Company and their other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

As of September 30, 2008, $3,200 is owed to Damian O'Hara and is non interest bearing with no specific repayment terms.

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $56,861 since inception. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations form the development of its mineral properties. The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We received the results of Phase 1 and Phase 1A of the exploration program from the consulting geologist. The findings of the MMI soil data results from the two surveys exhibited anomalous values in the GES, BMS and the PPS and are in some instances coincident. He feels the possibility of encountering some meaningful mineralization may further be tested by possibly a geophysical technique such as induced polarization and/or a resistivity survey. We are currently reviewing his recommendations and determining whether to proceed with further exploration based on our limited capital. In addition to the $15,000 for the second phase of the exploration program if we decide to proceed, we anticipate spending an additional $8,500 on professional fees, including fees payable in complying with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $23,500.

The following work program has been recommended by the consulting geologist:

PHASE 1 (COMPLETED)

Detailed prospecting, mapping and MMI soil geochemistry.
This program is expected to take 30-45 days to complete
including turnaround time on the analyses that are
conducted exclusively in Australia. The estimated cost
for this all inclusive program is                                     $ 5,000

PHASE 1A (COMPLETED)

Follow up sampling and MMI soil geochemistry                          $ 8,500

PHASE 2

Magnetometer and VLF electromagnetic, grid controlled
surveys over the areas of interest determined by the
Phase 1 survey. This program is expected to take two
weeks to complete. Included in this estimated cost is
transportation, accommodation, board, grid installation,
the two geophysical surveys, maps and report                          $15,000

PHASE 3

Induced polarization and EM-resistivity surveys over grid
controlled anomalous areas of interest outlined by the
Phase 1&2 fieldwork. The estimated time to complete this
phase is three weeks.  Hoe or bulldozer trenching,
mapping and sampling of bedrock anomalies. Includes
assays, detailed maps and reports                                     $35,000
                                                                      -------

                                  Total                               $60,500
                                                                      =======

Each phase following phase 1 is contingent upon favorable results from the previous phase.

The above program costs are management's estimates based upon the recommendations of the professional consulting geologist's report and the actual project costs may exceed our estimates.

If we decide to proceed with phase two of our exploration program it will take approximately 2 weeks to complete.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at September 30, 2008 was $3,339 and outstanding liabilities were $3,200. We have sold $57,000 in equity securities since inception, $10,000 from the sale of 2,000,000 shares of stock to our officers and directors, $7,000 from the issuance of 1,400,000 shares of stock to a director in repayment of the funds paid by him for the acquisition of the mineral claim and $40,000 from the sale of 2,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on October 12, 2007. If we experience a shortfall of funds our directors have agreed to loan us funds, however they have no obligation to do so.

RESULTS OF OPERATIONS

We are still in our development stage and have no revenues to date.

We incurred operating expenses of $10,978 and $23,182 for the three and six month periods ended September 30, 2008, respectively. For the same three and nine month periods ended September 30, 2007 the operating expenses were $6,118 and $9,173. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the filing of our SB-2 Registration Statement. Our net loss since inception through June 30, 2008 was $56,861.

If we experience a shortage of funds we may utilize funds from our directors, who have informally agreed to advance funds, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to the company. If they fail to do so we may be required to terminate our business. We are an exploration stage company and have generated no revenue to date. Through September 30, 2008 we had sold $57,000 in equity securities to pay for our business operations. On February 18, 2008, we closed our offering pursuant to a SB-2 Registration Statement filed with the U.S. Securities and Exchange Commission, which became effective on October 12, 2007. We sold 2,000,000 shares of common stock to 30 unaffiliated shareholders at $.02 per share for total proceeds of $40,000.

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

ITEM 1. LEGAL PROCEEDINGS

Northern Minerals Inc. is not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period covered by this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the period covered by this report.

ITEM 5. OTHER INFORMATION

There was no information required to be disclosed on Form 8-K during the period covered by this report.

ITEM 6. EXHIBITS

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

November 11, 2008                 Northern Minerals Inc., Registrant


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


/s/ Damian O'Hara                                              November 11, 2008
-------------------------------------                          -----------------
Damian O'Hara, President & Director                                  Date
(Chief Executive Officer, Principal Financial
Officer, Principal Accounting Officer)


/s/ Nicole O'Hara                                              November 11, 2008
-------------------------------------                          -----------------
Nicole O'Hara, Secretary & Director                                  Date