Form 10-Q
period 2008-12-31
NORTHERN MINERALS INC.
filed 2009-02-12
CIK 1402486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2008

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

There were 5,400,000 shares of Common Stock outstanding as of December 31, 2008.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated Filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if Smaller reporting company)

ITEM 1. FINANCIAL STATEMENTS.

The un-audited quarterly financial statements for the period ended December 31, 2008, prepared by the company, immediately follow.

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                  December 31,        March 31,
                                                                     2008               2008
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  1,484           $ 22,271
  Deposits                                                               --              4,250
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                  1,484             26,521
                                                                   --------           --------

                                                                   $  1,484           $ 26,521
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                 $     --           $     --
  Loan from a director                                                3,200              3,200
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                             3,200              3,200

      TOTAL LIABILITIES                                               3,200              3,200

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 5,400,000 shares issued and outstanding
   as at December 31, 2008 and March 31, 2008                         5,400              5,400
  Additional paid-in capital                                         51,600             51,600
  Deficit accumulated during exploration stage                      (58,716)           (33,679)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           (1,716)            23,321
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  1,484           $ 26,521
                                                                   ========           ========


                        See Notes to Financial Statements

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                                             March 5, 2007
                                         Three Months     Three Months      Nine Months      Nine Months      (inception)
                                            Ended            Ended            Ended            Ended           through
                                          December 31,     December 31,     December 31,     December 31,     December 31,
                                             2008             2007             2008             2007             2008
                                          ----------       ----------       ----------       ----------       ----------
REVENUES
  Revenues                                $       --       $       --       $       --       $       --       $       --
                                          ----------       ----------       ----------       ----------       ----------
TOTAL REVENUES                                    --               --               --               --               --

EXPENSES
  Professional Fees                            1,500            1,500            7,000            7,500           16,000
  Mineral Claim Expenses                          --               --            8,578              750           21,328
  General & Administrative Expenses              355              856            9,459            3,279           21,388
                                          ----------       ----------       ----------       ----------       ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES        1,855            2,356           25,037           11,529           58,716
                                          ----------       ----------       ----------       ----------       ----------

NET INCOME (LOSS)                         $   (1,855)      $   (2,356)      $  (25,037)      $  (11,529)      $  (58,716)
                                          ==========       ==========       ==========       ==========       ==========

BASIC EARNINGS PER SHARE                  $     0.00       $     0.00       $     0.00       $     0.00
                                          ==========       ==========       ==========       ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                 5,400,000        3,400,000        5,400,000        3,061,818
                                          ==========       ==========       ==========       ==========


                        See Notes to Financial Statements

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                       March 5, 2007
                                                                  Nine Months        Nine Months        (inception)
                                                                    Ended              Ended             through
                                                                  December 31,       December 31,       December 31,
                                                                     2008               2007               2008
                                                                   --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $(25,037)          $(11,529)          $(58,716)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Loan from a director                          --              3,000              3,200
    Increase (decrease) in Accounts payable                              --               (415)                --
    Increase (decrease) in Stock Subscriptions Received                  --              9,000                 --
    (Increase) decrease in Subscription Receivable                       --              5,000                 --
    (Increase) decrease in Deposits                                   4,250                 --                 --
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (20,787)             5,056            (55,516)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                               --              1,000              5,400
  Additional paid-in capital                                             --              4,000             51,600
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            --              5,000             57,000
                                                                   --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                     (20,787)            10,056              1,484

CASH AT BEGINNING OF PERIOD                                          22,271                200                 --
                                                                   --------           --------           --------

CASH AT END OF YEAR                                                $  1,484           $ 10,256           $  1,484
                                                                   ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                         $     --           $     --           $     --
                                                                   ========           ========           ========
  Income Taxes                                                     $     --           $     --           $     --
                                                                   ========           ========           ========


                        See Notes to Financial Statements

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             As at December 31, 2008
--------------------------------------------------------------------------------

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

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             As at December 31, 2008
--------------------------------------------------------------------------------

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

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             As at December 31, 2008
--------------------------------------------------------------------------------

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

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             As at December 31, 2008
--------------------------------------------------------------------------------

NOTE 5 - RELATED PARTY TRANSACTIONS

Damian O'Hara and Nicole O'Hara, the officers and directors of the Company may, in the future, become involved in other business opportunities as they become available, thus they may face a conflict in selecting between the Company and their other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

As of December 31, 2008, $3,200 is owed to Damian O'Hara and is non interest bearing with no specific repayment terms.

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $58,716 since inception. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations form the development of its mineral properties. The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at December 31, 2008 was $1,484 and outstanding liabilities were $3,200. We have sold $57,000 in equity securities since inception, $10,000 from the sale of 2,000,000 shares of stock to our officers and directors, $7,000 from the issuance of 1,400,000 shares of stock to a director in repayment of the funds paid by him for the acquisition of the mineral claim and $40,000 from the sale of 2,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on October 12, 2007. If we experience a shortfall of funds our directors have agreed to loan us funds, however they have no obligation to do so.

RESULTS OF OPERATIONS

We are still in our development stage and have no revenues to date.

We incurred operating expenses of $1,855 and $25,037 for the three and nine month periods ended December 31, 2008, respectively. For the same three and nine month periods ended December 31, 2007 the operating expenses were $2,356 and $11,529. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business, mineral claim expenses and the filing of our required statements with the Securities and Exchange Commission. Our net loss since inception through December 31, 2008 was $58,716.

If we experience a shortage of funds we may utilize funds from our directors, who have informally agreed to advance funds, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to the company. If they fail to do so we may be required to terminate our business. We are an exploration stage company and have generated no revenue to date. Through December 31, 2008 we had sold $57,000 in equity securities to pay for our business operations. On February 18, 2008, we closed our offering pursuant to a SB-2 Registration Statement filed with the U.S. Securities and Exchange Commission, which became effective on October 12, 2007. We sold 2,000,000 shares of common stock to 30 unaffiliated shareholders at $.02 per share for total proceeds of $40,000.

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

ITEM 4. CONTROLS AND PROCEDURES.

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

February 11, 2009                 Northern Minerals Inc., Registrant


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


/s/ Damian O'Hara                                              February 11, 2009
-------------------------------------                          -----------------
Damian O'Hara, President & Director                                  Date
(Chief Executive Officer, Principal Financial
Officer, Principal Accounting Officer)


/s/ Nicole O'Hara                                              February 11, 2009
-------------------------------------                          -----------------
Nicole O'Hara, Secretary & Director                                  Date