Form 10-K
period 2009-03-31
NORTHERN MINERALS INC.
filed 2009-07-02
CIK 1402486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [X]

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

Large accelerated filer [ ]                        Accelerated Filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do Not Check if a Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of March 31, 2009, the registrant had 5,400,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of March 31, 2009.

                             NORTHERN MINERALS INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.   Business                                                           3
Item 1A.  Risk Factors                                                      11
Item 2.   Properties                                                        12
Item 3.   Legal Proceedings                                                 12
Item 4.   Submission of Matters to a Vote of Securities Holders             12

                                     Part II

Item 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities                 13
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         14
Item 8.   Financial Statements and Supplementary Data                       17
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                          27
Item 9A.  Controls and Procedures                                           28

                                    Part III

Item 10.  Directors and Executive Officers                                  30
Item 11.  Executive Compensation                                            33
Item 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                   34
Item 13.  Certain Relationships and Related Transactions                    35
Item 14.  Principal Accounting Fees and Services                            35

                                     Part IV

Item 15.  Exhibits                                                          36

Signatures                                                                  36

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

A three-phase exploration program to evaluate the area was considered appropriate and recommended by the consulting geologist. Phase 1 of the work program consisted of detailed prospecting, mapping and soil geochemistry. A follow-up to Phase 1 was recommended by the geologist and he carried out Phase 1A which consisted of additional soil sampling and MMI analysis. We received the results of Phase 1 and Phase 1A of the exploration program from the consulting geologist. The findings of the MMI soil data results from the two surveys exhibited anomalous values in the GES, BMS and the PPS and are in some instances coincident. He feels the possibility of encountering some meaningful mineralization may further be tested by possibly a geophysical technique such as induced polarization and/or a resistivity survey. We are currently reviewing his recommendations and determining whether to proceed with further exploration based on our limited capital. If we decide to proceed, Phase 2 work would consist of magnetometer and VLF electromagnetic, grid controlled surveys over the areas of interest determined by the Phase 1 survey. Contingent upon the results of Phase 2, Phase 3 would consist of an induced polarization survey over grid controlled anomalous areas of interest outlined by Phase 1&2 fieldwork. Hoe or bulldozer trenching, mapping and sampling of bedrock anomalies would also be carried out.

The cost of the Phase 1 & 1A work program was $13,500. If we decide to proceed, the cost of Phase 2 will be $15,000 and $35,000 for the third phase. We will require additional funding to proceed with Phases 2 & 3. We currently have no plans in place on how to raise this additional capital.

The discussions contained herein are management's estimates based on information provided by the consulting geologist who prepared the geology report on our property. We are unable to assure investors we will be able to raise the additional funding necessary to proceed with any subsequent work on the claims.

ACQUISITION OF THE MINERAL CLAIMS

The Eat Mineral Claims were staked on behalf of the company and are recorded in the name of the company. The claims are in good standing to September 1, 2009.

REQUIREMENTS OR CONDITIONS FOR RETENTION OF TITLE

The title for the claims is in good standing until September 2009. During the first week in August 2008 a filing was made by the Company to the County and Bureau of Land Management that we intend to retain the claims and to continue performing exploration work on them. Such work will be reported and filed at the appropriate time.

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

The Eat property lies in low sloping terrain that occurs on the western flank of the mountainous Weepah Hills. Much of this area with many broad open valleys and spiny mountain ridges hosts sagebrush and other desert plants on the low hill slopes. Juniper and pinon growing above 6,500' with pinon becoming more dominant at higher elevations. The area is arid. Many intermittent, old south draining water courses traverse the area, but surface water is very scarce and potable surface water does not occur. Drilling water would have to be trucked in from Silver Peak.

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

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

We have not expended funds for research and development costs since inception. We paid $7,000 for the geology report and staking of the claims and $13,500 for Phase 1 & 1A of the exploration program.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

Our only employees are our officers, Damian and Nicole O'Hara who currently devote 4-5 and 2-3 hours, respectively, per week to company matters. They have agreed to devote as much time as the board of directors determines is necessary to manage the affairs of the company. There are no formal employment agreements between the company and our current employees.

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of the Securities Exchange Act of 1934, including filing Form 10-K annually and Form 10-Q quarterly. In addition, we will file Form 8-K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

BECAUSE OUR CONTINUATION AS A GOING CONCERN IS IN DOUBT, WE WILL BE FORCED TO CEASE BUSINESS OPERATIONS UNLESS WE CAN GENERATE PROFIT IN THE FUTURE.

The report of our independent accountant to our audited financial statements for the year ended March 31, 2009 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are that we have no source of revenue and our dependence upon obtaining adequate financing. If we are not able to continue as a going concern, it is likely investors will lose all of their investment.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended March 31, 2009.

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

We incurred operating expenses of $27,274 and $26,264 for the years ended March 31, 2009 and 2008, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. Our net loss from inception (March 5, 2007) through March 31, 2009 was $60,953.

Our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at March 31, 2009 was $747, total assets were $747 and outstanding liabilities were $4,700, a loan from a director of the company. We have sold $57,000 in equity securities since inception, $10,000 from the sale of 2,000,000 shares of stock to our officers and directors, $7,000 from the issuance of 1,400,000 shares of stock to a director in repayment of the funds paid by him for the acquisition of the mineral claim and $40,000 from the sale of 2,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on October 12, 2007.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

BUSINESS OPERATIONS OVERVIEW

We received the results of Phase 1 and Phase 1A of the exploration program from the consulting geologist. The findings of the MMI soil data results from the two surveys exhibited anomalous values in the GES, BMS and the PPS and are in some instances coincident. He feels the possibility of encountering some meaningful mineralization may further be tested by possibly a geophysical technique such as induced polarization and/or a resistivity survey. We are currently reviewing his recommendations and determining whether to proceed with further exploration based on our limited capital. In addition to the $15,000 for the second phase of the exploration program if we decide to proceed, we anticipate spending an additional $8,500 on professional fees, including fees payable in complying with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $23,500. We will require additional funding to proceed with Phases 2 & 3. We currently have no plans in place on how to raise this additional capital.

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
                                                                     =======

Each phase following phase 1A is contingent upon favorable results from the previous phase.

The above program costs are management's estimates based upon the recommendations of the professional consulting geologist's report and the actual project costs may exceed our estimates. We will require additional funding to proceed with Phases 2 & 3. We currently have no plans in place on how to raise this additional capital.

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

ITEM 8. FINANCIAL STATEMENTS

                           Larry O'Donnell, CPA, P.C.

Telephone (303) 745-4545                                2228 South Fraser Street
Fax (303) 369-9384                                                        Unit I
Email larryodonnellcpa@msn.com                            Aurora, Colorado 80014
www.larryodonnellcpa.com


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Northern Minerals, Inc.

I have audited the accompanying balance sheet of Northern Minerals, Inc. as of March 31, 2009, and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended and for the period March 5, 2007 (inception) to March 31, 2009. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northern Minerals, Inc. as of March 31, 2009, and the results of its operations and its cash flows for the year then ended and for the period March 5, 2007 (inception) to March 31, 2009, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $60,953 at March 31, 2009. Additionally, for the year ended March 31, 2009, the Company incurred a net loss of $27,274. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in
Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Larry O'Donnell, CPA, PC
-------------------------------------
Larry O'Donnell, CPA, PC
June 19, 2009

LAWRENCE SCHARFMAN & CO CPA PC
Certified Public Accountants

18 E. Sunrise Highway                                         714 Corning Circle
Freeport, NY 11520                                       Boynton Beach, FL 33437
Telephone: (516) 771-5900                              Telephone: (561) 733-0296
Fax: (516) 771-2598                                          Fax: (561) 740-0613


                          INDEPENDENT AUDITORS' REPORT

Northern Minerals, Inc.
C/O Damian O'Hara
711 S. Carson St Suite
Carson City, Nevada  89701

We have audited the accompanying balance sheet of Northern Minerals, Inc. as of March 31, 2008, and the related statements of operations, changes in stockholders' equity and cash flows for the inception period March 5, 2007 to March 31, 2008.

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The company has had difficulty in generating sufficient cash flow to meet its obligations, and is dependent on management's ability to develop profitable operations. These factors, among others may raise substantial doubt about their ability to continue as a going concern.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northern Minerals, Inc. as of March 31, 2008, and the related statements of operations, stockholders equity and cash flows for the period from inception March 5, 2007 to March 31, 2008, in conformity with generally accepted accounting principles in the United States of America.


                                                     /s/ Lawrence Scharfman, CPA
                                                     ---------------------------
Boynton Beach, Florida                               Lawrence Scharfman, CPA
May 13, 2008

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                     As of              As of
                                                                   March 31,          March 31,
                                                                     2009               2008
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $    747           $ 22,271
  Deposits                                                               --              4,250
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                    747             26,521
                                                                   --------           --------

                                                                   $    747           $ 26,521
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                 $     --           $     --
  Loan from a director                                                4,700              3,200
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                             4,700              3,200

TOTAL LIABILITIES                                                     4,700              3,200

STOCKHOLDERS' EQUITY
Common stock, ($0.001 par value, 75,000,000 shares
  authorized; 5,400,000 shares issued and outstanding as
  at March 31, 2009 and March 31, 2008                                5,400              5,400
Additional paid-in capital                                           51,600             51,600
Deficit accumulated during exploration stage                        (60,953)           (33,679)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           (3,953)            23,321
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $    747           $ 26,521
                                                                   ========           ========


                        See Notes to Financial Statements

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                     March 5, 2007
                                                                                      (inception)
                                            Year Ended           Year Ended             through
                                             March 31,            March 31,            March 31,
                                               2009                 2008                 2009
                                            ----------           ----------           ----------
REVENUES
  Revenues                                  $       --           $       --           $       --
                                            ----------           ----------           ----------
TOTAL REVENUES                                      --                   --                   --

EXPENSES
  Professional Fees                              8,500                9,000               17,500
  General & Administrative Expenses             18,774               17,264               43,453
                                            ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES        (27,274)             (26,264)             (60,953)
                                            ----------           ----------           ----------

NET INCOME (LOSS)                           $  (27,274)          $  (26,264)          $  (60,953)
                                            ==========           ==========           ==========

BASIC EARNINGS PER SHARE                    $    (0.01)          $    (0.01)
                                            ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                   5,400,000            3,380,874
                                            ==========           ==========


                        See Notes to Financial Statements

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
              From March 5, 2007 (Inception) through March 31, 2009
--------------------------------------------------------------------------------

                                                                                          Deficit
                                                                                         Accumulated
                                                                Common      Additional     During
                                                  Common        Stock        Paid-in     Exploration
                                                  Stock         Amount       Capital       Stage          Total
                                                  -----         ------       -------       -----          -----
BALANCE, MARCH 5, 2007                                 --      $    --      $     --     $      --      $     --

Stock issued for cash on March 5, 2007
 @ $0.005 per share                             1,000,000        1,000         4,000                       5,000

Stock issued for mining claims on
 March 29, 2007 @ $0.005 per share              1,400,000        1,400         5,600                       7,000

Net loss, March 31, 2007                                                                    (7,415)       (7,415)
                                               ----------      -------      --------     ---------      --------

BALANCE, MARCH 31, 2007                         2,400,000      $ 2,400      $  9,600     $  (7,415)     $  4,585
                                               ==========      =======      ========     =========      ========

Stock issued for cash on July 3, 2007
 @ $0.005 per share                             1,000,000        1,000         4,000                       5,000

Stock issued for cash on February 18, 2008
 @ $0.02 per share                              2,000,000        2,000        38,000                      40,000

Net loss, March 31, 2008                                                                   (26,264)      (26,264)
                                               ----------      -------      --------     ---------      --------

BALANCE, MARCH 31, 2008                         5,400,000      $ 5,400      $ 51,600     $ (33,679)     $ 23,321
                                               ==========      =======      ========     =========      ========

Net loss, March 31, 2009                                                                   (27,274)      (27,274)
                                               ----------      -------      --------     ---------      --------

BALANCE, MARCH 31, 2009                         5,400,000      $ 5,400      $ 51,600     $ (60,953)     $ (3,953)
                                               ==========      =======      ========     =========      ========


                        See Notes to Financial Statements

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                      March 5, 2007
                                                                                                       (inception)
                                                                 Year Ended         Year Ended           through
                                                                  March 31,          March 31,          March 31,
                                                                    2009               2008               2009
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $(27,274)          $(26,264)          $(60,953)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Loan from a director                      1,500              3,000              4,700
    Increase (decrease) in Accounts payable                             --               (415)                --
    (Increase) decrease in Deposits                                  4,250             (4,250)                --
    (Increase) decrease in Subscritpion receivable                      --              5,000                 --
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (21,524)           (22,929)           (56,253)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                              --              2,000              5,400
  Additional paid-in capital                                            --             43,000             51,600
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --             45,000             57,000
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                    (21,524)            22,071                747

CASH AT BEGINNING OF PERIOD                                         22,271                200                 --
                                                                  --------           --------           --------

CASH AT END OF YEAR                                               $    747           $ 22,271           $    747
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========
  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                        See Notes to Financial Statements

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                              As at March 31, 2009
--------------------------------------------------------------------------------

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

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                              As at March 31, 2009
--------------------------------------------------------------------------------

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

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                              As at March 31, 2009
--------------------------------------------------------------------------------

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

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                              As at March 31, 2009
--------------------------------------------------------------------------------

NOTE 5 - RELATED PARTY TRANSACTIONS

Damian O'Hara and Nicole O'Hara, the officers and directors of the Company may, in the future, become involved in other business opportunities as they become available, thus they may face a conflict in selecting between the Company and their other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

As of March 31, 2009, $4,700 is owed to Damian O'Hara and is non interest bearing with no specific repayment terms.

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $60,953 since inception. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations form the development of its mineral properties. The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

(A) RESIGNATION OF LAWRENCE SCHARFMAN, C.P.A.

On May 6, 2009, we received the resignation of our principal independent accountant, Lawrence Scharfman, C.P.A.

Lawrence Scharfman, C.P.A. has served as our principal independent accountant from inception (March 5, 2007) and the fiscal year March 31, 2008, inclusive through May 6, 2009.

The principal independent accountant's report issued by Lawrence Scharfman, C.P.A. for the year ended March 31, 2008 did not contain any adverse opinion or disclaimer of opinion and it was not modified as to uncertainty, audit scope, or accounting principles, other than their opinion, based on our lack of operations and our net losses, there was substantial doubt about our ability to continue as a going concern. The financial statements did not include any adjustments that might have resulted from the outcome of that uncertainty.

We are able to report that during the year ended March 31, 2008 through May 6, 2009 there were no disagreements with Lawrence Scharfman, C.P.A., our former principal independent accountant, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Lawrence Scharfman, C.P.A.'s satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports on our consolidated financial statements for such periods. We have requested that Lawrence Scharfman, C.P.A. furnish us with a letter addressed to the U.S. Securities and Exchange Commission stating whether or not it disagrees with the above statements. A copy of such letter is filed as
Exhibit 16 to our Form 8-K filing dated June 22, 2009.

(B) ENGAGEMENT OF LARRY O'DONNELL, C.P.A., P.C.

On May 6, 2009, upon authorization and approval of the Company's Board of Directors, the Company engaged the services of Larry O'Donnell, CPA, P.C. as its independent registered public accounting firm.

No consultations occurred between the Company and Larry O'Donnell, CPA, P.C. during the year ended March 31, 2008 and through May 6, 2009 regarding either:
(i) the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion that might be rendered on the Company's financial statements, or other information provided that was an important factor considered by the Company in reaching a decision as to an accounting, auditing, or financial reporting issue, or (ii) any matter that was the subject of disagreement or a reportable event requiring disclosure under
Item 304(a)(1)(iv) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer (our president), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of March 31, 2009, based on the framework set forth in

Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company's internal control over financial reporting as of evaluation date and identified the following material weaknesses:

INSUFFICIENT RESOURCES: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

INADEQUATE SEGREGATION OF DUTIES: We have an inadequate number of personnel to properly implement control procedures.

LACK OF AUDIT COMMITTEE & OUTSIDE DIRECTORS ON THE COMPANY'S BOARD OF DIRECTORS:
We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management, including our president, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The officers and directors of Northern Minerals Inc., whose one year terms will expire 3/1/10, or at such a time as their successor(s) shall be elected and qualified are as follows:

Name & Address         Age     Position      Date First Elected    Term Expires
--------------         ---     --------      ------------------    ------------

Damian O'Hara          45      President,         3/5/07              3/1/10
167 Caulder Drive              Treasurer,
Oakville, Ontario              CFO, CEO &,
Canada L6J 4T2                 Director

Nicole O'Hara          47      Secretary          2/5/07              3/1/10
167 Caulder Drive              Director
Oakville, Ontario
Canada L6J 4T2

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

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
D. O'Hara CEO,  2009     0         0           0            0          0            0             0         0
President,      2008     0         0           0            0          0            0             0         0
Director        2007     0         0           0            0          0            0             0         0

N. O'Hara,      2009     0         0           0            0          0            0             0         0
Secretary,      2008     0         0           0            0          0            0             0         0
Director        2007     0         0           0            0          0            0             0         0

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
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

Damian O'Hara has loaned the company $4,700 for which there are no specific terms of repayment and the loan collects no interest.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services were $8,500 for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended March 31, 2009.

For the year ended March 31, 2008, the total fees charged to the company for audit services were $7,500, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

                                     PART IV

ITEM 15. EXHIBITS

The following exhibits are included with this filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-144840, at the SEC website at www.sec.gov:

     Exhibit
     Number                    Description
     ------                    -----------

     * 3(i)             Articles of Incorporation
     * 3(ii)            Bylaws
      31                Sec. 302 Certification of CEO/CFO
      32                Sec. 906 Certification of CEO/CFO

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-K and authorized this registration statement to be signed on its behalf by the undersigned, in the city of Oakville, Province of Ontario, on July 2, 2009.

Northern Minerals Inc., Registrant


/s/ Damian O'Hara                                                  July 2, 2009
-----------------------------------                                ------------
Damian O'Hara, President & Director                                     Date
(Principal Executive Officer,
Principal Financial Officer,
Principal Accounting Officer)


/s/ Nicole O'Hara                                                  July 2, 2009
-----------------------------------                                ------------
Nicole O'Hara, Secretary & Director                                     Date