Form 10-Q
period 2009-06-30
NORTHERN MINERALS INC.
filed 2009-08-12
CIK 1402486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2009

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

There were 5,400,000 shares of Common Stock outstanding as of June 30, 2009.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated Filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if Smaller reporting company)

ITEM 1. FINANCIAL STATEMENTS.

The un-audited quarterly financial statements for the period ended June 30, 2009, prepared by the company, immediately follow.

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                   June 30,           March 31,
                                                                     2009               2009
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  2,697           $    747
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                  2,697                747
                                                                   --------           --------

                                                                   $  2,697           $    747
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Loan from a director                                               10,700              4,700
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                            10,700              4,700

TOTAL LIABILITIES                                                    10,700              4,700

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 5,400,000 shares issued and outstanding
   as at June 30, 2009 and March 31, 2009                             5,400              5,400
  Additional paid-in capital                                         51,600             51,600
  Deficit accumulated during exploration stage                      (65,003)           (60,953)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           (8,003)            (3,953)
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  2,697           $    747
                                                                   ========           ========


                        See Notes to Financial Statements

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                         March 5, 2007
                                                Three Months         Three Months         (inception)
                                                   Ended                Ended               through
                                                  June 30,             June 30,             June 30,
                                                    2009                 2008                 2009
                                                 ----------           ----------           ----------
REVENUES
  Revenues                                       $       --           $       --           $       --
                                                 ----------           ----------           ----------
TOTAL REVENUES                                           --                   --                   --

EXPENSES
  Professional Fees                                   4,000                4,000               21,500
  General & Administrative Expenses                      50                8,204               43,503
                                                 ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES              (4,050)             (12,204)             (65,003)
                                                 ----------           ----------           ----------

NET INCOME (LOSS)                                $   (4,050)          $  (12,204)          $  (65,003)
                                                 ==========           ==========           ==========

BASIC EARNINGS PER SHARE                         $    (0.00)          $    (0.00)
                                                 ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        5,400,000            5,400,000
                                                 ==========           ==========


                        See Notes to Financial Statements

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                      March 5, 2007
                                                                 Three Months       Three Months       (inception)
                                                                    Ended              Ended             through
                                                                   June 30,           June 30,           June 30,
                                                                     2009               2008               2009
                                                                   --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $ (4,050)          $(12,204)          $(65,003)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Loan from a director                       6,000                 --             10,700
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         1,950            (12,204)           (54,303)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                               --                 --              5,400
  Additional paid-in capital                                             --                 --             51,600
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            --                 --             57,000
                                                                   --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                       1,950            (12,204)             2,697

CASH AT BEGINNING OF PERIOD                                             747             22,271                 --
                                                                   --------           --------           --------

CASH AT END OF YEAR                                                $  2,697           $ 10,067           $  2,697
                                                                   ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                         $     --           $     --           $     --
                                                                   ========           ========           ========
  Income Taxes                                                     $     --           $     --           $     --
                                                                   ========           ========           ========


                        See Notes to Financial Statements

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               As at June 30, 2009
--------------------------------------------------------------------------------

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

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               As at June 30, 2009
--------------------------------------------------------------------------------

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

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               As at June 30, 2009
--------------------------------------------------------------------------------

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

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               As at June 30, 2009
--------------------------------------------------------------------------------

NOTE 5 - RELATED PARTY TRANSACTIONS

Damian O'Hara and Nicole O'Hara, the officers and directors of the Company may, in the future, become involved in other business opportunities as they become available, thus they may face a conflict in selecting between the Company and their other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

As of June 30, 2009, $10,700 is owed to Damian O'Hara and is non interest bearing with no specific repayment terms.

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of
$65,003 since inception. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations form the development of its mineral properties. The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at June 30, 2009 was $2,697 and outstanding liabilities were $10,700. We have sold $57,000 in equity securities since inception, $10,000 from the sale of 2,000,000 shares of stock to our officers and directors, $7,000 from the issuance of 1,400,000 shares of stock to a director in repayment of the funds paid by him for the acquisition of the mineral claim and $40,000 from the sale of 2,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on October 12, 2007. If we experience a shortfall of funds our directors have agreed to loan us funds, however they have no obligation to do so.

RESULTS OF OPERATIONS

We are still in our development stage and have no revenues to date.

We incurred operating expenses of $4,050 for the three months ended June 30, 2009. For the same three month period ended June 30, 2008 the operating expenses were $12,204. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the filing of our required statements with the Securities and Exchange Commission. Our net loss since inception through June 30, 2009 was $65,003.

If we experience a shortage of funds we may utilize funds from our directors, who have informally agreed to advance funds, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to the company. If they fail to do so we may be required to terminate our business. We are an exploration stage company and have generated no revenue to date. Through June 30, 2009 we had sold $57,000 in equity securities to pay for our business operations. On February 18, 2008, we closed our offering pursuant to a SB-2 Registration Statement filed with the U.S. Securities and Exchange Commission, which became effective on October 12, 2007. We sold 2,000,000 shares of common stock to 30 unaffiliated shareholders at $.02 per share for total proceeds of $40,000.

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

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Management maintains "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in Northern Minerals' Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that Northern Minerals' disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission's rules and forms.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in Northern Minerals' internal controls over financial reporting during the quarter ended June 30, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Northern Minerals Inc. is not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 1A. RISK FACTORS.

There has been no change to the Risk Factors disclosed in our Form 10-K filed on July 2, 2009 with the Securities and Exchange Commission for the year ended March 31, 2009.

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

ITEM 5. OTHER INFORMATION.

ITEM 4.01 CHANGE IN REGISTRANT'S CERTIFYING ACCOUNTANT

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

We are able to report that during the year ended March 31, 2008 through May 6, 2009 there were no disagreements with Lawrence Scharfman, C.P.A., our former principal independent accountant, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Lawrence Scharfman, C.P.A.'s satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports on our consolidated financial statements for such periods. We have requested that Lawrence Scharfman, C.P.A. furnish us with a letter addressed to the U.S. Securities and Exchange Commission stating whether or not it disagrees with the above statements. A copy of such letter is filed as
Exhibit 16 to Form 8-K filed with the Securities and Exchange Commission on July 2, 2009.

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

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-144840, at the SEC website at www.sec.gov:

     Exhibit No.                  Description
     -----------                  -----------

        3.1            Articles of Incorporation*
        3.2            Bylaws*
       31              Rule 13a-14(a)/15d-14(a) Certification
       32              Certification Pursuant to 18 U.S.C. 1350

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 12, 2009                   Northern Minerals Inc., Registrant


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


/s/ Damian O'Hara                                              August 12, 2009
-------------------------------------                          ---------------
Damian O'Hara, President & Director                                 Date
(Chief Executive Officer, Principal Financial
Officer, Principal Accounting Officer)


/s/ Nicole O'Hara                                              August 12, 2009
-------------------------------------                          ---------------
Nicole O'Hara, Secretary & Director                                 Date