Form 10-Q
period 2009-09-30
NORTHERN MINERALS INC.
filed 2009-11-12
CIK 1402486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

There were 5,400,000 shares of Common Stock outstanding as of November 9, 2009.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated Filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if Smaller reporting company)

ITEM 1. FINANCIAL STATEMENTS.

The un-audited quarterly financial statements for the period ended September 30, 2009, prepared by the company, immediately follow.

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                     As of             As of
                                                                 September 30,        March 31,
                                                                     2009               2009
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  1,513           $    747
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                  1,513                747
                                                                   --------           --------

                                                                   $  1,513           $    747
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Loan from a director                                             $ 12,600           $  4,700
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                            12,600              4,700

TOTAL LIABILITIES                                                    12,600              4,700

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 5,400,000 shares issued and outstanding
   as at September 30, 2009 and March 31, 2009                        5,400              5,400
  Additional paid-in capital                                         51,600             51,600
  Deficit accumulated during exploration stage                      (68,087)           (60,953)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                          (11,087)            (3,953)
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  1,513           $    747
                                                                   ========           ========


                        See Notes to Financial Statements

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                                                March 5, 2007
                                           Three Months      Three Months      Six Months       Six Months       (inception)
                                              Ended             Ended            Ended            Ended           through
                                           September 30,     September 30,    September 30,    September 30,    September 30,
                                               2009              2008             2009             2008             2009
                                            ----------        ----------       ----------       ----------       ----------
REVENUES
  Revenues                                  $       --        $       --       $       --       $       --       $       --
                                            ----------        ----------       ----------       ----------       ----------
TOTAL REVENUES                                      --                --               --               --               --

EXPENSES
  Professional Fees                              1,500             1,500            5,500            5,500           23,000
  Mineral Claim Expenses                            --             8,578               --            8,578           21,328
  General & Administrative Expenses              1,584               900            1,634            9,104           23,759
                                            ----------        ----------       ----------       ----------       ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES          3,084            10,978            7,134           23,182           68,087
                                            ----------        ----------       ----------       ----------       ----------

NET INCOME (LOSS)                           $   (3,084)       $  (10,978)      $   (7,134)      $  (23,182)      $  (68,087)
                                            ==========        ==========       ==========       ==========       ==========

BASIC EARNINGS PER SHARE                    $     0.00        $     0.00       $     0.00       $     0.00
                                            ==========        ==========       ==========       ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                   5,400,000         5,400,000        5,400,000        5,400,000
                                            ==========        ==========       ==========       ==========


                        See Notes to Financial Statements

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                           March 5, 2007
                                                                      Six Months         Six Months         (inception)
                                                                        Ended              Ended             through
                                                                     September 30,      September 30,      September 30,
                                                                         2009               2008               2009
                                                                       --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $ (7,134)          $(23,182)          $(68,087)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Loan from a director                           7,900                 --             12,600
    (Increase) decrease in Deposits                                          --              4,250                 --
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               766            (18,932)           (55,487)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                   --                 --              5,400
  Additional paid-in capital                                                 --                 --             51,600
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                --                 --             57,000
                                                                       --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                             766            (18,932)             1,513

CASH AT BEGINNING OF PERIOD                                                 747             22,271                 --
                                                                       --------           --------           --------

CASH AT END OF YEAR                                                    $  1,513           $  3,339           $  1,513
                                                                       ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --           $     --           $     --
                                                                       ========           ========           ========

  Income Taxes                                                         $     --           $     --           $     --
                                                                       ========           ========           ========


                        See Notes to Financial Statements

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                            As at September 30, 2009
--------------------------------------------------------------------------------

NOTE 1 - NATURE AND PURPOSE OF BUSINESS

Northern Minerals Inc. (the OCompanyO) was incorporated under the laws of the State of Nevada on March 5, 2007. The Company's activities to date have been limited to organization and capital formation. The Company is Oan exploration stage companyO and had acquired a series of mining claims for exploration. After performing exploration work on the claims the Company abandoned the claims due to unfavorable results and is currently searching for new claims or other business opportunities which may or may not be in an unrelated field.

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

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                            As at September 30, 2009
--------------------------------------------------------------------------------

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

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                            As at September 30, 2009
--------------------------------------------------------------------------------

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

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                            As at September 30, 2009
--------------------------------------------------------------------------------

NOTE 5 - RELATED PARTY TRANSACTIONS

Damian O'Hara and Nicole O'Hara, the officers and directors of the Company may, in the future, become involved in other business opportunities as they become available, thus they may face a conflict in selecting between the Company and their other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

As of June 30, 2009, $12,600 is owed to Damian O'Hara and is non interest bearing with no specific repayment terms.

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of
$68,087 since inception. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations form the development of its mineral properties. The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

We received the results of Phase 1 and Phase 1A of the exploration program from the consulting geologist. The findings were not promising and management determined it was in the best interests of the shareholders to allow the claim to lapse. As a result, we are investigating other properties on which exploration could be conducted and other business opportunities to enhance shareholder value. During the next twelve months we anticipate spending approximately $8,500 on professional fees, including fees payable in complying with reporting obligations, and general administrative costs.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at September 30, 2009 was $1,513 and outstanding liabilities were $12,600. We have sold $57,000 in equity securities since inception, $10,000 from the sale of 2,000,000 shares of stock to our officers and directors, $7,000 from the issuance of 1,400,000 shares of stock to a director in repayment of the funds paid by him for the acquisition of the mineral claim and $40,000 from the sale of 2,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on October 12, 2007. If we experience a shortfall of funds our directors have agreed to loan us funds, however they have no obligation to do so.

RESULTS OF OPERATIONS

We are still in our development stage and have no revenues to date.

We incurred operating expenses of $3,084 for the three months ended September 30, 2009. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the filing of our required statements with the Securities and Exchange Commission. For the same three month period ended September 30, 2008 the operating expenses were $10,978, which consisted of general operating expenses and $8,578 in mineral claim expenses. Our net loss since inception through September 30, 2009 was $68,087.

If we experience a shortage of funds we may utilize funds from our directors, who have informally agreed to advance funds, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to the company. If they fail to do so we may be required to terminate our business. We are an exploration stage company and have generated no revenue to date. Through September 30, 2009 we had sold $57,000 in equity securities to pay for our business operations. On February 18, 2008, we closed our offering pursuant to a

SB-2 Registration Statement filed with the U.S. Securities and Exchange Commission, which became effective on October 12, 2007. We sold 2,000,000 shares of common stock to 30 unaffiliated shareholders at $.02 per share for total proceeds of $40,000.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in Northern Minerals' internal controls over financial reporting during the quarter ended September 30, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

ITEM 5. OTHER INFORMATION.

There is no other information to report.

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

November 9, 2009                  Northern Minerals Inc., Registrant


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


/s/ Damian O'Hara                                             November 9, 2009
-------------------------------------                         ----------------
Damian O'Hara, President & Director                                 Date
(Chief Executive Officer, Principal Financial
Officer, Principal Accounting Officer)


/s/ Nicole O'Hara                                             November 9, 2009
-------------------------------------                         ----------------
Nicole O'Hara, Secretary & Director                                 Date