Form 10-Q
period 2009-12-31
NORTHERN MINERALS INC.
filed 2010-01-29
CIK 1402486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2009

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

There were 5,400,000 shares of Common Stock outstanding as of January 29, 2009.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated Filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if Smaller reporting company)

ITEM 1. FINANCIAL STATEMENTS.

The un-audited quarterly financial statements for the period ended December 31, 2009, prepared by the company, immediately follow.

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                     As of             As of
                                                                  December 31,        March 31,
                                                                     2009               2009
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  2,178           $    747
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                  2,178                747
                                                                   --------           --------

                                                                   $  2,178           $    747
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $     80           $     --
  Loan from a director                                               15,100              4,700
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                            15,180              4,700

      TOTAL LIABILITIES                                              15,180              4,700

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 5,400,000 shares issued and outstanding
   as at December 31, 2009 and March 31, 2009                         5,400              5,400
  Additional paid-in capital                                         51,600             51,600
  Deficit accumulated during exploration stage                      (70,002)           (60,953)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                          (13,002)            (3,953)
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  2,178           $    747
                                                                   ========           ========


                        See Notes to Financial Statements

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                                            March 5, 2007
                                        Three Months     Three Months      Nine Months      Nine Months      (inception)
                                           Ended            Ended            Ended            Ended            through
                                         December 31,     December 31,     December 31,     December 31,     December 31,
                                            2009             2008             2009             2008             2009
                                         ----------       ----------       ----------       ----------       ----------
REVENUES
  Revenues                               $       --       $       --       $       --       $       --       $       --
                                         ----------       ----------       ----------       ----------       ----------
TOTAL REVENUES                                   --               --               --               --               --

EXPENSES
  Professional Fees                           1,500            1,500            7,000            7,000           24,500
  Mineral Claim Expenses                         --               --               --            8,578           21,328
  General & Administrative Expenses             415              355            2,049            9,459           24,174
                                         ----------       ----------       ----------       ----------       ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES       1,915            1,855            9,049           25,037           70,002
                                         ----------       ----------       ----------       ----------       ----------

NET INCOME (LOSS)                        $   (1,915)      $   (1,855)      $   (9,049)      $  (25,037)      $  (70,002)
                                         ==========       ==========       ==========       ==========       ==========

BASIC EARNINGS PER SHARE                 $     0.00       $     0.00       $     0.00       $     0.00
                                         ==========       ==========       ==========       ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                5,400,000        5,400,000        5,400,000        5,400,000
                                         ==========       ==========       ==========       ==========


                        See Notes to Financial Statements

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                      March 5, 2007
                                                                 Nine Months        Nine Months        (inception)
                                                                   Ended              Ended              through
                                                                 December 31,       December 31,       December 31,
                                                                    2009               2008               2009
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $ (9,049)          $(25,037)          $(70,002)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Loan from a director                     10,400                 --             15,100
    Increase (decrease) in Accounts Payable                             80                 --                 80
    (Increase) decrease in Deposits                                     --              4,250                 --
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        1,431            (20,787)           (54,822)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                              --                 --              5,400
  Additional paid-in capital                                            --                 --             51,600
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --                 --             57,000
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                      1,431            (20,787)             2,178

CASH AT BEGINNING OF PERIOD                                            747             22,271                 --
                                                                  --------           --------           --------

CASH AT END OF YEAR                                               $  2,178           $  1,484           $  2,178
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========

  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                        See Notes to Financial Statements

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             As at December 31, 2009
--------------------------------------------------------------------------------

NOTE 1 - NATURE AND PURPOSE OF BUSINESS

Northern Minerals Inc. (the "Company") was incorporated under the laws of the State of Nevada on March 5, 2007. The Company's activities to date have been limited to organization and capital formation. The Company is "an exploration stage company" and had acquired a series of mining claims for exploration. After performing exploration work on the claims the Company abandoned the claims due to unfavorable results and is currently searching for new claims or other business opportunities which may or may not be in an unrelated field.

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

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             As at December 31, 2009
--------------------------------------------------------------------------------

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

INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes as required by ASC No. 740 "Accounting for Income Taxes". ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of certain assets and liabilities. Deferred income tax assets and liabilities are computed annually for the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

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

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             As at December 31, 2009
--------------------------------------------------------------------------------

NOTE 2 - NATURE OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE

The Company records revenue on the accrual basis when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured. The Company has not generated any revenue since its inception.

ADVERTISING

The Company will expense its advertising when incurred. There has been no advertising since inception.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact to its financial statements.

NOTE 3 - COMMON STOCK

Transactions, other than employees' stock issuance, are in accordance with ASC No. 505. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with ASC No. 718. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

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

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             As at December 31, 2009
--------------------------------------------------------------------------------

NOTE 4 - RELATED PARTY TRANSACTIONS

Damian O'Hara and Nicole O'Hara, the officers and directors of the Company may, in the future, become involved in other business opportunities as they become available, thus they may face a conflict in selecting between the Company and their other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

As of December 31, 2009, $15,100 is owed to Damian O'Hara and is non interest bearing with no specific repayment terms.

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $70,002 since inception. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations form the development of its mineral properties. The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at December 31, 2009 was $2,178 and outstanding liabilities were $15,180. We have sold $57,000 in equity securities since inception, $10,000 from the sale of 2,000,000 shares of stock to our officers and directors, $7,000 from the issuance of 1,400,000 shares of stock to a director in repayment of the funds paid by him for the acquisition of the mineral claim and $40,000 from the sale of 2,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on October 12, 2007. If we experience a shortfall of funds our directors have agreed to loan us funds, however they have no obligation to do so.

RESULTS OF OPERATIONS

We are still in our development stage and have no revenues to date.

We incurred operating expenses of $1,915 for the three months ended December 31, 2009. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the filing of our required statements with the Securities and Exchange Commission. For the same three month period ended September 30, 2008 the operating expenses were $1,855, which consisted of general operating expenses. Our net loss since inception through December 31, 2009 was $70,002.

If we experience a shortage of funds we may utilize funds from our directors, who have informally agreed to advance funds, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to the company. If they fail to do so we may be required to terminate our business. We are an exploration stage company and have generated no revenue to date. Through December 31, 2009 we had sold $57,000 in equity securities to pay for our business operations. On February 18, 2008, we closed our offering pursuant to a

SB-2 Registration Statement filed with the U.S. Securities and Exchange Commission, which became effective on October 12, 2007. We sold 2,000,000 shares of common stock to 30 unaffiliated shareholders at $.02 per share for total proceeds of $40,000.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in Northern Minerals' internal controls over financial reporting during the quarter ended December 31, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

January 29, 2010                  Northern Minerals Inc., Registrant


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


/s/ Damian O'Hara                                             January 29, 2010
---------------------------------------------                 ----------------
Damian O'Hara, President & Director                                 Date
(Chief Executive Officer, Principal Financial
Officer, Principal Accounting Officer)


/s/ Nicole O'Hara                                             January 29, 2010
---------------------------------------------                 ----------------
Nicole O'Hara, Secretary & Director                                 Date