Form 10-K
period 2010-03-31
NORTHERN MINERALS INC.
filed 2010-06-28
CIK 1402486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated Filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do Not Check if a Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of March 31, 2010, the registrant had 5,400,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of March 31, 2010.

                             NORTHERN MINERALS INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.   Business                                                           3
Item 1A.  Risk Factors                                                       4
Item 2.   Properties                                                         6
Item 3.   Legal Proceedings                                                  6
Item 4.   Submission of Matters to a Vote of Securities Holders              6

                                     Part II

Item 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities                  6
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          8
Item 8.   Financial Statements and Supplementary Data                        9
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                          21
Item 9A.  Controls and Procedures                                           22

                                    Part III

Item 10.  Directors and Executive Officers                                  24
Item 11.  Executive Compensation                                            27
Item 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                   28
Item 13.  Certain Relationships and Related Transactions                    29
Item 14.  Principal Accounting Fees and Services                            29

                                     Part IV

Item 15.  Exhibits                                                          30

Signatures                                                                  30

                                     PART I

ITEM 1. BUSINESS

We are an exploration stage company with no revenues and a limited operating history. Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

We completed Phase 1 and Phase 1A on the Eat property in the west central area of the State of Nevada and received the results from the consulting geologist. The findings were not promising and management determined it was in the best interests of the shareholders to allow the claim to lapse. As a result, we are investigating other properties in the State of Nevada on which exploration could be conducted and other business opportunities to enhance shareholder value. During the next twelve months we anticipate spending approximately $8,500 on professional fees, including fees payable in complying with reporting obligations, and general administrative costs.

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

EMPLOYEES AND EMPLOYMENT AGREEMENTS

Our only employees are our officers; Damian and Nicole O'Hara each currently devote 2-3 hours per week to company matters. They have agreed to devote as much time as the board of directors determines is necessary to manage the affairs of the company. There are no formal employment agreements between the company and our current employees.

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

ITEM 1A.  RISK FACTORS

BECAUSE OUR CONTINUATION AS A GOING CONCERN IS IN DOUBT, WE WILL BE FORCED TO CEASE BUSINESS OPERATIONS UNLESS WE CAN GENERATE PROFIT IN THE FUTURE.

The report of our independent accountant to our audited financial statements for the year ended March 31, 2010 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are that we have no source of revenue and our dependence upon obtaining adequate financing. If we are not able to continue as a going concern, it is likely investors will lose all of their investment.

BECAUSE WE HAVE A LIMITED OPERATING HISTORY, WE FACE A HIGH RISK OF BUSINESS FAILURE.

Investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of mineral properties. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

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

Our president and director, Damian O'Hara, and our secretary and director, Nicole O'Hara, currently devotes approximately 5% of their business time (2-3 hours per week) to the company. While our directors presently possess adequate time to attend to our interests, it is possible that the demands on our directors from their other obligations could increase with the result that they would no longer be able to devote sufficient time to the management of our business.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended March 31, 2010.

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

We incurred operating expenses of $11,499 and $27,274 for the years ended March 31, 2010 and 2009, respectively. These expenses consisted of exploration costs, general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. Our net loss from inception (March 5, 2007) through March 31, 2010 was $72,452.

Our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at March 31, 2010 was $248 and outstanding liabilities were $15,700, a loan from a director of the company. We have sold $57,000 in equity securities since inception, $10,000 from the sale of 2,000,000 shares of stock to our officers and directors, $7,000 from the issuance of 1,400,000 shares of stock to a director in repayment of the funds paid by him for the acquisition of the mineral claim and $40,000 from the sale of 2,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on October 12, 2007.

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

ITEM 8. FINANCIAL STATEMENTS

                           Larry O'Donnell, CPA, P.C.
Telephone (303) 745-4545                                2228 South Fraser Street
Fax (303) 369-9384                                                        Unit I
Email larryodonnellcpa@comcast.net                        Aurora, Colorado 80014
www.larryodonnellcpa.com


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Northern Minerals, Inc.

I have audited the accompanying balance sheet of Northern Minerals, Inc. as of March 31, 2010 and 2009, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended and for the period March 5, 2007 (inception) to March 31, 2009. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northern Minerals, Inc. as of March 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and for the period March 5, 2007 (inception) to March 31, 2010, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $72,452 at March 31, 2010. Additionally, for the year ended March 31, 2010, the Company incurred a net loss of $11,499. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in
Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Larry O'Donnell, CPA, PC
-------------------------------------
Larry O'Donnell, CPA, PC
June 25, 2010

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                   March 31,          March 31,
                                                                     2010               2009
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $    248           $    747
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                    248                747
                                                                   --------           --------

                                                                   $    248           $    747
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Loan from a director                                               15,700              4,700
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                            15,700              4,700

      TOTAL LIABILITIES                                              15,700              4,700

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 5,400,000 shares issued and outstanding as
   at March 31, 2010 and March 31, 2009                               5,400              5,400
  Additional paid-in capital                                         51,600             51,600
  Deficit accumulated during exploration stage                      (72,452)           (60,953)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                          (15,452)            (3,953)
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $    248           $    747
                                                                   ========           ========


                        See Notes to Financial Statements

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                     March 5, 2007
                                                                                      (inception)
                                            Year Ended           Year Ended             through
                                             March 31,            March 31,            March 31,
                                               2010                 2009                 2010
                                            ----------           ----------           ----------
REVENUES
  Revenues                                  $       --           $       --           $       --
                                            ----------           ----------           ----------
TOTAL REVENUES                                      --                   --                   --

EXPENSES
  Professional Fees                              8,500                8,500               26,000
  General & Administrative Expenses              2,999               18,774               46,452
                                            ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES        (11,499)             (27,274)             (72,452)
                                            ----------           ----------           ----------

NET INCOME (LOSS)                           $  (11,499)          $  (27,274)          $  (72,452)
                                            ==========           ==========           ==========

BASIC EARNINGS PER SHARE                    $    (0.00)          $    (0.01)
                                            ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                   5,400,000            5,400,000
                                            ==========           ==========


                        See Notes to Financial Statements

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
              From March 5, 2007 (Inception) through March 31, 2010
--------------------------------------------------------------------------------

                                                                                          Deficit
                                                                                         Accumulated
                                                                Common      Additional     During
                                                  Common        Stock        Paid-in     Exploration
                                                  Stock         Amount       Capital       Stage          Total
                                                  -----         ------       -------       -----          -----
BALANCE, MARCH 5, 2007                                 --      $    --      $     --     $      --      $     --

Stock issued for cash on March 5, 2007
 @ $0.005 per share                             1,000,000        1,000         4,000                       5,000

Stock issued for mining claims on
 March 29, 2007 @ $0.005 per share              1,400,000        1,400         5,600                       7,000

Net loss, March 31, 2007                                                                    (7,415)       (7,415)
                                               ----------      -------      --------     ---------      --------

BALANCE, MARCH 31, 2007                         2,400,000      $ 2,400      $  9,600     $  (7,415)     $  4,585
                                               ==========      =======      ========     =========      ========
Stock issued for cash on July 3, 2007
 @ $0.005 per share                             1,000,000        1,000         4,000                       5,000

Stock issued for cash on February 18, 2008
 @ $0.02 per share                              2,000,000        2,000        38,000                      40,000

Net loss, March 31, 2008                                                                   (26,264)      (26,264)
                                               ----------      -------      --------     ---------      --------

BALANCE, MARCH 31, 2008                         5,400,000      $ 5,400      $ 51,600     $ (33,679)     $ 23,321
                                               ==========      =======      ========     =========      ========

Net loss, March 31, 2009                                                                   (27,274)      (27,274)
                                               ----------      -------      --------     ---------      --------

BALANCE, MARCH 31, 2009                         5,400,000      $ 5,400      $ 51,600     $ (60,953)     $ (3,953)
                                               ==========      =======      ========     =========      ========

Net loss, March 31, 2010                                                                   (11,499)      (11,499)
                                               ----------      -------      --------     ---------      --------

BALANCE, MARCH 31, 2010                         5,400,000      $ 5,400      $ 51,600     $ (72,452)     $(15,452)
                                               ==========      =======      ========     =========      ========

                        See Notes to Financial Statements

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                      March 5, 2007
                                                                                                       (inception)
                                                                 Year Ended         Year Ended           through
                                                                  March 31,          March 31,          March 31,
                                                                    2010               2009               2010
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $(11,499)          $(27,274)          $(72,452)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Loan from a director                     11,000              1,500             15,700
    (Increase) decrease in Deposits                                     --              4,250                 --
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         (499)           (21,524)           (56,752)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                              --                 --              5,400
  Additional paid-in capital                                            --                 --             51,600
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --                 --             57,000
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                       (499)           (21,524)               248

CASH AT BEGINNING OF PERIOD                                            747             22,271                 --
                                                                  --------           --------           --------

CASH AT END OF YEAR                                               $    248           $    747           $    248
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========

  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                        See Notes to Financial Statements

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                              As At March 31, 2010
--------------------------------------------------------------------------------

NOTE 1 - NATURE AND PURPOSE OF BUSINESS

Northern Minerals Inc. (the "Company") was incorporated under the laws of the State of Nevada on March 5, 2007. The Company's activities to date have been limited to organization and capital formation. The Company is "an exploration stage company" and had acquired a series of mining claims for exploration. The Company conducted exploration activities and determined that its claims did not warrant any further exploration and now the Company is looking for new mining claims for exploration or other potential business opportunities.

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

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                              As At March 31, 2010
--------------------------------------------------------------------------------

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

INCOME TAXES

Income taxes are provided in accordance with ASC No. 740, Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                              As At March 31, 2010
--------------------------------------------------------------------------------

NOTE 3 - MINERAL CLAIMS (CONTINUED)

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

As of March 31, 2010, $15,700 is owed to Damian O'Hara and is non interest bearing with no specific repayment terms.

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                              As At March 31, 2010
--------------------------------------------------------------------------------

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $72,452 since inception. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from any business the Company engages in. The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 7 - RECENT ACCOUNTING PRONOUCEMENTS

Recent accounting pronouncements that are listed below did and/or are not currently expected to have a material effect on the Company's financial statements.

In February 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-09, "Amendments to Certain Recognition and Disclosure Requirements" ("ASU 2010-09"), which is included in the FASB Accounting Standards Codification (the "ASC") Topic 855 (Subsequent Events). ASU 2010-09 clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued. ASU 2010-09 is effective upon the issuance of the final update and did not have a significant impact on the Company's financial statements.

In January 2010, the FASB issued ASU No. 2010-06, "Improving Disclosures about Fair Value Measurements" ("ASU 2010-06"), which is included in the ASC Topic 820 (Fair Value Measurements and Disclosures). ASU 2010-06 requires new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. ASU 2010-06 also requires disclosure of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements and clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. The Company is currently assessing the impact of adoption of ASU 2009-14 and does not currently plan to early adopt.

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                              As At March 31, 2010
--------------------------------------------------------------------------------

NOTE 7 - RECENT ACCOUNTING PRONOUCEMENTS (CONTINUED)

In August 2009 the FASB issued Accounting Standards Update ("ASU") No. 2009-05 "Amendments to Certain Recognition and Disclosure Requirements", ("ASU 2009-05") which is included in the ASC Topic 820 (Fair Value Measurements and Disclosures). ASU 2009-05 provides clarification that the fair value measurement of liabilities in which a quoted price in an active market for the identical liability is not available should be developed based on a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or another valuation technique that is consistent with the principles of Topic 820. ASU 2009-05 also clarifies that there is no requirement to adjust the fair value related to the existence of a restriction that prevents the transfer of the liability and that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. ASU 2009-05 was effective for the Company as of October 31, 2009 and did not have a significant impact on the Company's financial statements.

June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets--an amendment of FASB Statement No. 140" ("SFAS 166"). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R) ("SFAS 167"). SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R).

SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168"). Under SFAS No. 168 the "FASB Accounting Standards Codification" ("Codification") will become the source of authoritative U. S. GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                              As At March 31, 2010
--------------------------------------------------------------------------------

NOTE 7 - RECENT ACCOUNTING PRONOUCEMENTS (CONTINUED)

SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company's interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements.

In June 2009, the Securities and Exchange Commission's Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, and Statement of Financial Accounting Standards No. 160, Non-controlling
Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. The Company does not have any fair value of financial instruments to disclose.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company currently does not have any financial assets that are other-than-temporarily impaired.

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                              As At March 31, 2010
--------------------------------------------------------------------------------

NOTE 7 - RECENT ACCOUNTING PRONOUCEMENTS (CONTINUED)

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to address some of the application issues under SFAS 141(R). The FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability's fair value on the date of acquisition can be determined. When the fair value can-not be determined, the FSP requires using the guidance under SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss.

This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this FSP has not had a material impact on our financial position, results of operations, or cash flows during the period ended March 31, 2010.

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of March 31, 2010, based on the framework set forth in

Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The officers and directors of Northern Minerals Inc., whose one year terms will expire 3/1/11, or at such a time as their successor(s) shall be elected and qualified are as follows:

Name & Address         Age     Position      Date First Elected    Term Expires
--------------         ---     --------      ------------------    ------------

Damian O'Hara          46      President,         3/5/07              3/1/11
167 Caulder Drive              Treasurer,
Oakville, Ontario              CFO, CEO &,
Canada L6J 4T2                 Director

Nicole O'Hara          48      Secretary          2/5/07              3/1/11
167 Caulder Drive              Director
Oakville, Ontario
Canada L6J 4T2

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

Mr. and Mrs. O'Hara currently devote 2-3 hours each per week to company matters. They will devote as much time as the board of directors deems necessary to manage the affairs of the company.

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

ITEM 11. EXECUTIVE COMPENSATION

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
D. O'Hara CEO,  2010     0         0           0            0          0            0             0         0
President,      2009     0         0           0            0          0            0             0         0
Director        2008     0         0           0            0          0            0             0         0

N. O'Hara,      2010     0         0           0            0          0            0             0         0
Secretary,      2009     0         0           0            0          0            0             0         0
Director        2008     0         0           0            0          0            0             0         0

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
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

Mr. and Mrs. O'Hara currently devote approximately 2-3 hours each per week to manage the affairs of the company. They have agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

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

Damian O'Hara has loaned the company $15,700 for which there are no specific terms of repayment and the loan collects no interest.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services were $8,500 for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended March 31, 2010.

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

ITEM 15. EXHIBITS

The following exhibits are included with this filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-144840, at the SEC website at www.sec.gov:

     Exhibit
     Number                    Description
     ------                    -----------

     * 3(i)             Articles of Incorporation
     * 3(ii)            Bylaws
      31                Sec. 302 Certification of CEO/CFO
      32                Sec. 906 Certification of CEO/CFO

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-K and authorized this registration statement to be signed on its behalf by the undersigned, in the city of Oakville, Province of Ontario, on June 8, 2010.

Northern Minerals Inc., Registrant


/s/ Damian O'Hara                                                  June 28, 2010
-----------------------------------                                -------------
Damian O'Hara, President & Director                                     Date
(Principal Executive Officer,
Principal Financial Officer,
Principal Accounting Officer)


/s/ Nicole O'Hara                                                  June 28, 2010
-----------------------------------                                -------------
Nicole O'Hara, Secretary & Director                                     Date