Form 10-Q
period 2010-06-30
NORTHERN MINERALS INC.
filed 2010-08-16
CIK 1402486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2010

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

There were 5,400,000 shares of Common Stock outstanding as of August 16, 2010.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated Filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if Smaller reporting company)

ITEM 1. FINANCIAL STATEMENTS.

The un-audited quarterly financial statements for the period ended June 30, 2010, prepared by the company, immediately follow.

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                   June 30,           March 31,
                                                                     2010               2010
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $    233           $    248
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                    233                248
                                                                   --------           --------

                                                                   $    233           $    248
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                    4,620                 --
  Loan from a director                                               15,700             15,700
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                            20,320             15,700

      TOTAL LIABILITIES                                              20,320             15,700

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 5,400,000 shares issued and outstanding
   as at June 30, 2010 and March 31, 2010                             5,400              5,400
  Additional paid-in capital                                         51,600             51,600
  Deficit accumulated during exploration stage                      (77,087)           (72,452)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                          (20,087)           (15,452)
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $    233           $    248
                                                                   ========           ========


                        See Notes to Financial Statements

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                          March 5, 2007
                                                Three Months         Three Months          (inception)
                                                   Ended                Ended               through
                                                  June 30,             June 30,             June 30,
                                                    2010                 2009                 2010
                                                 ----------           ----------           ----------
REVENUES
  Revenues                                       $       --           $       --           $       --
                                                 ----------           ----------           ----------
TOTAL REVENUES                                           --                   --                   --

EXPENSES
  Professional Fees                                   4,000                4,000               30,000
  General & Administrative Expenses                     635                   50               47,087
                                                 ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES              (4,635)              (4,050)             (77,087)
                                                 ----------           ----------           ----------

NET INCOME (LOSS)                                $   (4,635)          $   (4,050)          $  (77,087)
                                                 ==========           ==========           ==========

BASIC EARNINGS PER SHARE                         $    (0.00)          $    (0.00)
                                                 ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        5,400,000            5,400,000
                                                 ==========           ==========


                        See Notes to Financial Statements

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                      March 5, 2007
                                                                Three Months       Three Months        (inception)
                                                                   Ended              Ended             through
                                                                  June 30,           June 30,           June 30,
                                                                    2010               2009               2010
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $ (4,635)          $ (4,050)          $(77,087)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Accounts Payable                          4,620                 --              4,620
    Increase (decrease) in Loan from a director                         --              6,000             15,700
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          (15)             1,950            (56,767)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                              --                 --              5,400
  Additional paid-in capital                                            --                 --             51,600
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --                 --             57,000
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                        (15)             1,950                233

CASH AT BEGINNING OF PERIOD                                            248                747                 --
                                                                  --------           --------           --------

CASH AT END OF YEAR                                               $    233           $  2,697           $    233
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========

  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                        See Notes to Financial Statements

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               As at June 30, 2010
--------------------------------------------------------------------------------

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

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               As at June 30, 2010
--------------------------------------------------------------------------------

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

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               As at June 30, 2010
--------------------------------------------------------------------------------

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

As of June 30, 2010, $15,700 is owed to Damian O'Hara and is non interest bearing with no specific repayment terms.

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               As at June 30, 2010
--------------------------------------------------------------------------------

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $77,087 since inception. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from any business the Company engages in. The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 7 - SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2010 up through the date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at June 30, 2010 was $233 and outstanding liabilities were $20,320. We have sold $57,000 in equity securities since inception, $10,000 from the sale of 2,000,000 shares of stock to our officers and directors, $7,000 from the issuance of 1,400,000 shares of stock to a director in repayment of the funds paid by him for the acquisition of the mineral claim and $40,000 from the sale of 2,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on October 12, 2007. If we experience a shortfall of funds our directors have agreed to loan us funds, however they have no obligation to do so.

RESULTS OF OPERATIONS

We are still in our development stage and have no revenues to date.

We incurred operating expenses of $4,635 for the three months ended June 30, 2010. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the filing of our required statements with the Securities and Exchange Commission. For the same three month period ended June 30, 2009 the operating expenses were $4,050, which consisted of general operating expenses. Our net loss since inception through June 30, 2010 was $77,087.

If we experience a shortage of funds we may utilize funds from our directors, who have informally agreed to advance funds, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to the company. If they fail to do so we may be required to terminate our business. We are an exploration stage company and have generated no revenue to date. Through June 30, 2010 the directors had loaned the company $15,700. Through June 30, 2010 we had sold $57,000 in equity securities to pay for our business operations. On February 18, 2008, we closed our offering pursuant to a SB-2

Registration Statement filed with the U.S. Securities and Exchange Commission, which became effective on October 12, 2007. We sold 2,000,000 shares of common stock to 30 unaffiliated shareholders at $.02 per share for total proceeds of $40,000.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in Northern Minerals' internal controls over financial reporting during the quarter ended June 30, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Northern Minerals Inc. is not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 1A. RISK FACTORS

There has been no change to the Risk Factors disclosed in our Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 2010.

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

ITEM 5. OTHER INFORMATION

There is no other information to report.

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

August 16, 2010                   Northern Minerals Inc., Registrant


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


/s/ Damian O'Hara                                             August 16, 2010
---------------------------------------------                 ---------------
Damian O'Hara, President & Director                                Date
(Chief Executive Officer, Principal Financial
Officer, Principal Accounting Officer)


/s/ Nicole O'Hara                                             August 16, 2010
---------------------------------------------                 ---------------
Nicole O'Hara, Secretary & Director                                Date