Form 10-Q
period 2010-09-30
NORTHERN MINERALS INC.
filed 2010-11-15
CIK 1402486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2010

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

There were 5,400,000 shares of Common Stock outstanding as of November 12, 2010.

ITEM 1. FINANCIAL STATEMENTS.

The un-audited quarterly financial statements for the period ended September 30, 2010, prepared by the company, immediately follow.

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                     As of             As of
                                                                 September 30,        March 31,
                                                                     2010               2010
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $    458           $    248
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                    458                248
                                                                   --------           --------

                                                                   $    458           $    248
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                    6,120                 --
  Loan from a director                                               16,300             15,700
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                            22,420             15,700

      TOTAL LIABILITIES                                              22,420             15,700

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 5,400,000 shares issued and outstanding
   as at September 30, 2010 and March 31, 2010                        5,400              5,400
  Additional paid-in capital                                         51,600             51,600
  Deficit accumulated during exploration stage                      (78,962)           (72,452)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                          (21,962)           (15,452)
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $    458           $    248
                                                                   ========           ========


                        See Notes to Financial Statements

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                                           March 5, 2007
                                          Three Months    Three Months     Six Months      Six Months       (inception)
                                             Ended           Ended           Ended           Ended           through
                                          September 30,   September 30,   September 30,   September 30,    September 30,
                                              2010            2009            2010            2009             2010
                                           ----------      ----------      ----------      ----------       ----------
REVENUES
  Revenues                                 $       --      $       --      $       --      $       --       $       --
                                           ----------      ----------      ----------      ----------       ----------
TOTAL REVENUES                                     --              --              --              --               --

EXPENSES
  Professional Fees                             1,500           1,500           5,500           5,500           31,500
  General & Administrative Expenses               375           1,584           1,010           1,634           47,462
                                           ----------      ----------      ----------      ----------       ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES        (1,875)         (3,084)         (6,510)         (7,134)         (78,962)
                                           ----------      ----------      ----------      ----------       ----------

NET INCOME (LOSS)                          $   (1,875)     $   (3,084)     $   (6,510)     $   (7,134)      $  (78,962)
                                           ==========      ==========      ==========      ==========       ==========

BASIC EARNINGS PER SHARE                   $    (0.00)     $    (0.00)     $    (0.00)     $    (0.00)
                                           ==========      ==========      ==========      ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                  5,400,000       5,400,000       5,400,000       5,400,000
                                           ==========      ==========      ==========      ==========


                        See Notes to Financial Statements

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                   March 5, 2007
                                                              Six Months         Six Months         (inception)
                                                                Ended              Ended             through
                                                             September 30,      September 30,      September 30,
                                                                 2010               2009               2010
                                                               --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                            $ (6,510)          $ (7,134)          $(78,962)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Accounts Payable                       6,120                 --              6,120
    Increase (decrease) in Loan from a director                     600              7,900             16,300
                                                               --------           --------           --------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          210                766            (56,542)

CASH FLOWS FROM INVESTING ACTIVITIES

       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                           --                 --              5,400
  Additional paid-in capital                                         --                 --             51,600
                                                               --------           --------           --------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --                 --             57,000
                                                               --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                     210                766                458

CASH AT BEGINNING OF PERIOD                                         248                747                 --
                                                               --------           --------           --------

CASH AT END OF YEAR                                            $    458           $  1,513           $    458
                                                               ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                     $     --           $     --           $     --
                                                               ========           ========           ========

  Income Taxes                                                 $     --           $     --           $     --
                                                               ========           ========           ========


                        See Notes to Financial Statements

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                            As at September 30, 2010
--------------------------------------------------------------------------------

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

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                            As at September 30, 2010
--------------------------------------------------------------------------------

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

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                            As at September 30, 2010
--------------------------------------------------------------------------------

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

As of June 30, 2010, $16,300 is owed to Damian O'Hara and is non interest bearing with no specific repayment terms.

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                            As at September 30, 2010
--------------------------------------------------------------------------------

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $78,962 since inception. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from any business the Company engages in. The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at June 30, 2010 was $458 and outstanding liabilities were $22,420. We have sold $57,000 in equity securities since inception, $10,000 from the sale of 2,000,000 shares of stock to our officers and directors, $7,000 from the issuance of 1,400,000 shares of stock to a director in repayment of the funds paid by him for the acquisition of the mineral claim and $40,000 from the sale of 2,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on October 12, 2007. If we experience a shortfall of funds our directors have agreed to continue to loan us funds, however they have no obligation to do so.

RESULTS OF OPERATIONS

We are still in our development stage and have no revenues to date.

We incurred operating expenses of $1,875 for the three months ended September 30, 2010. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the filing of our required statements with the Securities and Exchange Commission. For the same three month period ended September 30, 2009 the operating expenses were $3,084, which consisted of general operating expenses. Our net loss since inception through September 30, 2010 was $78,962.

If we experience a shortage of funds we may utilize funds from our directors, who have informally agreed to advance funds, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to the company. If they fail to do so we may be required to terminate our business. We are an exploration stage company and have generated no revenue to date. Through September 30, 2010 the directors had loaned the company $16,300. Through September 30, 2010 we had sold $57,000 in equity securities to pay for our business operations. On February 18, 2008, we closed our offering pursuant to a SB-2 Registration Statement filed with the U.S. Securities and Exchange Commission, which became effective on October 12, 2007. We sold 2,000,000 shares of common stock to 30 unaffiliated shareholders at $.02 per share for total proceeds of $40,000.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in Northern Minerals' internal controls over financial reporting during the quarter ended September 30, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

ITEM 5. OTHER INFORMATION.

(A) RESIGNATION OF LARRY O'DONNELL, C.P.A., P.C.

On October 20, 2010, we were notified of the upcoming retirement of our principal independent accountant, Larry O'Donnell, C.P.A., P.C., we have however, despite numerous attempts via telephone and e-mail, been unable to contact Mr. O'Donnell to confirm this with him.

LARRY O'DONNELL, C.P.A., P.C. has served as our principal independent accountant from May 6, 2009 through November 8, 2010.

The principal independent accountant's report issued by Larry O'Donnell, C.P.A., P.C. for the year ended March 31, 2010 did not contain any adverse opinion or disclaimer of opinion and it was not modified as to uncertainty, audit scope, or accounting principles, other than their opinion, based on our lack of operations and our net losses, there was substantial doubt about our ability to continue as a going concern. The financial statements did not include any adjustments that might have resulted from the outcome of that uncertainty.

We are able to report that during the year ended March 31, 2010 through November 8, 2010 there were no disagreements with Larry O'Donnell, C.P.A., P.C., our former principal independent accountant, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Larry O'Donnell, C.P.A., P.C.'s satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports on our consolidated financial statements for such periods. We have made multiple attempts to contact Larry O'Donnell, C.P.A., P.C. to request that he furnish us with a letter addressed to the U.S. Securities and Exchange Commission stating whether or not he disagrees with the above statements, but have been unable to contact him.

(B) ENGAGEMENT OF MALCOLM L. POLLARD, INC.

On November 8, 2010, upon authorization and approval of the Company's Board of Directors, the Company engaged the services of Malcolm L. Pollard, Inc. as its independent registered public accounting firm.

No consultations occurred between the Company and Malcolm L. Pollard, Inc. during the year ended March 31, 2010 and through November 8, 2010 regarding either: (i) the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion that might be rendered on the Company's financial statements, or other information provided that was an important factor considered by the Company in reaching a decision as to an accounting, auditing, or financial reporting issue, or (ii) any matter that was the subject of disagreement or a reportable event requiring disclosure under
Item 304(a)(1)(iv) of Regulation S-K.

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

November 12, 2010                 Northern Minerals Inc., Registrant


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


/s/ Damian O'Hara                                             November 12, 2010
---------------------------------------------                 -----------------
Damian O'Hara, President & Director                                 Date
(Chief Executive Officer, Principal Financial
Officer, Principal Accounting Officer)


/s/ Nicole O'Hara                                             November 12, 2010
---------------------------------------------                 -----------------
Nicole O'Hara, Secretary & Director                                 Date