Form 10-Q
period 2010-12-31
NORTHERN MINERALS INC.
filed 2011-02-14
CIK 1402486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2010

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

There were 5,400,000 shares of Common Stock outstanding as of February 11, 2011.

ITEM 1. FINANCIAL STATEMENTS.

The un-audited quarterly financial statements for the period ended December 31, 2010, prepared by the company, immediately follow.

                             MALCOLM L. POLLARD, INC
                            4845 W. LAKE ROAD, # 119
                                 ERIE, PA 16505

                         (814)838-8258 FAX (814)838-8452

               Report of Independent Certified Public Accountants

Board of Directors
Northern Minerals, Inc.
(an exploration stage company)

We have reviewed the accompanying consolidated balance sheet of Northern Minerals, Inc. (an exploration stage company) as of December 31, 2010 and the related consolidated statements of income and cash flows for the three-month period ended December 31, 2010. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board. A review of interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with the standards of the Public Company Accounting Oversight Board, the object of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in notes to the financial statements, the Company has negative working capital, negative cash flows from operations and recurring operating losses which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles accepted in the United States of America.

.. In our opinion, subject to the uncertainty of a going concern, the information set forth in the accompanying consolidated balance sheet as of December 31, 2010 and the related consolidated statements of income and cash flows for the three months then ended., is fairly stated, in all material respects.


/s/ Malcolm L. Pollard, CPA
---------------------------------------
Malcolm L. Pollard, Inc.

February 11, 2010
Erie, Pennsylvania

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                                 Balance Sheet

                                     ASSETS
                                                                     As of              As of
                                                                  December 31,        March 31,
                                                                     2010               2010
                                                                   --------           --------
CURRENT ASSETS
  Cash                                                             $  2,453           $    248
                                                                   --------           --------
      TOTAL CURRENT ASSETS                                            2,453                248
                                                                   --------           --------

                                                                   $  2,453           $    248
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                                                 $    160           $     --
  Loan from a director                                               26,300             15,700
                                                                   --------           --------
      TOTAL CURRENT LIABILITIES                                      26,460             15,700
                                                                   --------           --------
      TOTAL LIABILITIES                                              26,460             15,700
                                                                   --------           --------
STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 5,400,000 shares issued and outstanding
   as at December 31, 2010 and March 31, 2010                         5,400              5,400
  Additional paid-in capital                                         51,600             51,600
  Deficit accumulated during exploration stage                      (81,007)           (72,452)
                                                                   --------           --------
      TOTAL STOCKHOLDERS' EQUITY                                    (24,007)           (15,452)
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                    $  2,453           $    248
                                                                   ========           ========


                       See Notes to Financial Statements

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                             Statement of Operations

                                                                                                                 March 5, 2007
                                                   Three Months   Three Months    Nine Months     Nine Months     (inception)
                                                      Ended          Ended          Ended           Ended           through
                                                    December 31,   December 31,   December 31,    December 31,    December 31,
                                                       2010           2009           2010            2009            2010
                                                    ----------     ----------     ----------      ----------      ----------
REVENUES
  Revenues                                          $       --     $       --     $       --      $       --      $       --
                                                    ----------     ----------     ----------      ----------      ----------
TOTAL REVENUES                                              --             --             --              --              --

EXPENSES
  PROFESSIONAL FEES                                      1,500          1,500          7,000           7,000          33,000
  MINERAL CLAIM EXPENSES                                    --             --             --              --          21,328
  GENERAL & ADMINISTRATIVE EXPENSES                        545            415          1,555           2,049          26,679
                                                    ----------     ----------     ----------      ----------      ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES                  2,045          1,915          8,555           9,049          81,007
                                                    ----------     ----------     ----------      ----------      ----------

NET INCOME (LOSS)                                   $   (2,045)    $   (1,915)    $   (8,555)     $   (9,049)     $  (81,007)
                                                    ==========     ==========     ==========      ==========      ==========

BASIC EARNINGS PER SHARE                            $     0.00     $     0.00     $     0.00      $     0.00
                                                    ==========     ==========     ==========      ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                         5,400,000      5,400,000      5,400,000       5,400,000
                                                    ==========     ==========     ==========      ==========


                        See Notes to Financial Statements

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows

                                                                                                           March 5, 2007
                                                                       Nine Months        Nine Months       (inception)
                                                                         Ended              Ended             through
                                                                       December 31,       December 31,       December 31,
                                                                          2010               2009               2010
                                                                        --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                     $ (8,555)          $ (9,049)          $(81,007)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Changes in operating assets and liabilities:
        Increase (decrease) in Loan from a director                       10,600             10,400             26,300
        Increase (decrease) in Accounts Payable                              160                 80                160
                                                                        --------           --------           --------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             2,205              1,431            (54,547)
                                                                        --------           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES

           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --                 --
                                                                        --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                    --                 --              5,400
  Additional paid-in capital                                                  --                 --             51,600
                                                                        --------           --------           --------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                --                 --             57,000
                                                                        --------           --------           --------
NET INCREASE (DECREASE) IN CASH                                            2,205              1,431              2,453

CASH AT BEGINNING OF PERIOD                                                  248                747                 --
                                                                        --------           --------           --------

CASH AT END OF YEAR                                                     $  2,453           $  2,178           $  2,453
                                                                        ========           ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during year for:
    Interest                                                            $     --           $     --           $     --
                                                                        ========           ========           ========
    Income Taxes                                                        $     --           $     --           $     --
                                                                        ========           ========           ========


                       See Notes to Financial Statements

                             NORTHERN MINERALS INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS AT December 31, 2010


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

                             NORTHERN MINERALS INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS AT December 31, 2010


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

                             NORTHERN MINERALS INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS AT December 31, 2010


NOTE 3 - MINERAL CLAIMS

The Company has been in the exploration stage since its inception and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, "WHETHER MINERAL RIGHTS ARE TANGIBLE OR INTANGIBLE ASSETS". The Company assesses the carrying costs for impairment under SFAS No. 144, "ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG LIVED ASSETS" at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

                             NORTHERN MINERALS INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS AT December 31, 2010


NOTE 5 - RELATED PARTY TRANSACTIONS

Damian O'Hara and Nicole O'Hara, the officers and directors of the Company may, in the future, become involved in other business opportunities as they become available, thus they may face a conflict in selecting between the Company and their other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

As of June 30, 2010, $26,300 is owed to Damian O'Hara and is non-interest bearing with no specific repayment terms.

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of
$81,007 since inception. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from any business the Company engages in. The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at December 31, 2010 was $2,453 and outstanding liabilities were $26,460. We have sold $57,000 in equity securities since inception, $10,000 from the sale of 2,000,000 shares of stock to our officers and directors, $7,000 from the issuance of 1,400,000 shares of stock to a director in repayment of the funds paid by him for the acquisition of the mineral claim and $40,000 from the sale of 2,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on October 12, 2007. If we experience a shortfall of funds our directors have agreed to continue to loan us funds, however they have no obligation to do so.

RESULTS OF OPERATIONS

We are still in our development stage and have no revenues to date. Our net loss since inception through December 31, 2010 was $81,007.

We incurred operating expenses of $2,045 for the three months ended December 31, 2010. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the filing of our required statements with the Securities and Exchange Commission. For the same three month period ended December 31, 2009 the operating expenses were $1,915, which consisted of general operating expenses.

We incurred operating expenses of $8,555 for the nine months ended December 31, 2010. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the filing of our required statements with the Securities and Exchange Commission. For the same nine month period ended December 31, 2009 the operating expenses were $9,049, which consisted of general operating expenses.
If we experience a shortage of funds we may utilize funds from our directors, who have informally agreed to advance funds, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to the company. If they fail to do so we may be required to terminate our business. We are an exploration stage company and have generated no revenue to date. Through September 30, 2010 the directors had loaned the company $26,300. Through September 30, 2010 we had sold $57,000 in equity securities to pay for our business operations. On February 18, 2008, we closed our offering pursuant to a SB-2 Registration Statement filed with the U.S. Securities and Exchange Commission, which became effective on October 12, 2007. We sold 2,000,000 shares of common stock to 30 unaffiliated shareholders at $.02 per share for total proceeds of $40,000.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in Northern Minerals' internal controls over financial reporting during the quarter ended December 31, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

ITEM 5. OTHER INFORMATION.

(A) RESIGNATION OF LARRY O'DONNELL, C.P.A., P.C.

On October 20, 2010, we were notified of the upcoming retirement of our principal independent accountant, Larry O'Donnell, C.P.A., P.C., however, despite numerous attempts via telephone and e-mail, we were unable to contact Mr. O'Donnell to confirm this with him. On December 15, 2010 Mr. O'Donnell contacted the company and an amendment to the Form 8-K was filed on December 29, 2010.

On December 30, 2010 we were advised by the Securities and Exchange Commission that the Public Company Accounting Oversight Board (PCAOB) had revoked the registration of Larry O'Donnell, C.P.A., P.C., on December 14, 2010.

As Larry O'Donnell, C.P.A., P.C. is no longer registered with the PCAOB; we may no longer include his audit reports in our filings with the Commission. If Larry O'Donnell C.P.A., P.C. audited a year that we are required to include in our filings with the Commission, we will be required to have a firm that is registered with the PCAOB re-audit that year.

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

We are able to report that during the year ended March 31, 2010 through November 8, 2010 there were no disagreements with Larry O'Donnell, C.P.A., P.C., our former principal independent accountant, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Larry O'Donnell, C.P.A., P.C.'s satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports on our consolidated financial statements for such periods. We have requested that he furnish us with a letter addressed to the U.S. Securities and Exchange Commission stating whether or not he disagrees with the above statements and he has provided us with a letter that is attached as
Exhibit 16 to our Form 8-K/A.

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

February 11, 2011                   Northern Minerals Inc., Registrant


                                    /s/ Damian O'Hara
                                    --------------------------------------------
                                    By: Damian O'Hara, President & Director
                                        (Chief Executive Officer, Principal
                                        Financial Officer & Principal Accounting
                                        Officer)


                                    /s/ Nicole O'Hara
                                    --------------------------------------------
                                    By: Nicole O'Hara
                                    (Director, Secretary)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Damian O'Hara                                              February 11, 2011
---------------------------------------------                  -----------------
Damian O'Hara, President & Director                                  Date
(Chief Executive Officer, Principal Financial
Officer, Principal Accounting Officer)


/s/ Nicole O'Hara                                              February 11, 2011
---------------------------------------------                  -----------------
Nicole O'Hara, Secretary & Director                                  Date