Form 10-K
period 2011-03-31
NORTHERN MINERALS INC.
filed 2011-06-17
CIK 1402486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of March 31, 2011, the registrant had 5,400,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of March 31, 2011.

                             NORTHERN MINERALS INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                            3
Item 1A. Risk Factors                                                        4
Item 2.  Properties                                                          6
Item 3.  Legal Proceedings                                                   6
Item 4.  [Removed and Reserved]                                              6

                                     Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                   6
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           8
Item 8.  Financial Statements and Supplementary Data                         9
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                           18
Item 9A. Controls and Procedures                                            18

                                    Part III

Item 10. Directors and Executive Officers                                   21
Item 11. Executive Compensation                                             24
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                    25
Item 13. Certain Relationships and Related Transactions                     26
Item 14. Principal Accounting Fees and Services                             26

                                     Part IV

Item 15. Exhibits                                                           27

Signatures                                                                  27

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

ITEM 1A. RISK FACTORS

BECAUSE OUR CONTINUATION AS A GOING CONCERN IS IN DOUBT, WE WILL BE FORCED TO CEASE BUSINESS OPERATIONS UNLESS WE CAN GENERATE PROFIT IN THE FUTURE.

The report of our independent accountant to our audited financial statements for the year ended March 31, 2011 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are that we have no source of revenue and our dependence upon obtaining adequate financing. If we are not able to continue as a going concern, it is likely investors will lose all of their investment.

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

ITEM 4. [REMOVED AND RESERVED]

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

We incurred operating expenses of $11,175 and $11,499 for the years ended March 31, 2011 and 2010, respectively. These expenses consisted of professional fees and general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. Our net loss from inception (March 5, 2007) through March 31, 2011 was $83,627.

Our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at March 31, 2011 was $2,493 and outstanding liabilities were $29,120, consisting of $1,820 in accounts payabel and $27,300 in loans from a director of the company. We have sold $57,000 in equity securities since inception, $10,000 from the sale of 2,000,000 shares of stock to our officers and directors, $7,000 from the issuance of 1,400,000 shares of stock to a director in repayment of the funds paid by him for the acquisition of the mineral claim and $40,000 from the sale of 2,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on October 12, 2007.

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

ITEM 8. FINANCIAL STATEMENTS

                            MALCOLM L. POLLARD, INC.
                            4845 W. LAKE ROAD, # 119
                                 ERIE, PA 16505

       (814) 838-8258                                    FAX (814) 838-8452


             Report of Independent Registered Public Accounting Firm

Board of Directors
Northern Minerals, Inc.
(an exploration stage company)

We have audited the accompanying balance sheets of Northern Minerals, Inc. (an exploration stage company) as of March 31, 2011 and March 31, 2010 and the related statements of operations, changes in stockholders' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company has not generated significant revenues or profits to date. This factor, among others, raises substantial doubt about its ability to continue as a going concern. The Company's continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at March 31, 2011 and March 31, 2011 and the results of its operations, changes in stockholders' deficiency, and its cash flows for year then ended, in conformity with U.S. generally accepted accounting standards.



/s/ Malcolm L. Pollard, Inc.
------------------------------------
Malcolm L. Pollard, Inc.
Erie, Pennsylvania
June 9, 2011

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                   March 31,          March 31,
                                                                     2011               2010
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  2,493           $    248
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                  2,493                248
                                                                   --------           --------

                                                                   $  2,493           $    248
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                    1,820                 --
  Loan from a director                                               27,300             15,700
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                            29,120             15,700

      TOTAL LIABILITIES                                              29,120             15,700

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 5,400,000 shares issued and outstanding as
   at March 31, 2011 and March 31, 2010                               5,400              5,400
  Additional paid-in capital                                         51,600             51,600
  Deficit accumulated during exploration stage                      (83,627)           (72,452)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                          (26,627)           (15,452)
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  2,493           $    248
                                                                   ========           ========


                        See Notes to Financial Statements

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                     March 5, 2007
                                                                                      (inception)
                                            Year Ended           Year Ended             through
                                             March 31,            March 31,            March 31,
                                               2011                 2010                 2011
                                            ----------           ----------           ----------
REVENUES
  Revenues                                  $       --           $       --           $       --
                                            ----------           ----------           ----------
TOTAL REVENUES                                      --                   --                   --

EXPENSES
  Professional Fees                              8,500                8,500               34,500
  General & Administrative Expenses              2,675                2,999               49,127
                                            ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES        (11,175)             (11,499)             (83,627)
                                            ----------           ----------           ----------

NET INCOME (LOSS)                           $  (11,175)          $  (11,499)          $  (83,627)
                                            ==========           ==========           ==========

BASIC EARNINGS PER SHARE                    $    (0.00)          $    (0.00)
                                            ==========           ==========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                          5,400,000            5,400,000
                                            ==========           ==========


                        See Notes to Financial Statements

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
              From March 5, 2007 (Inception) through March 31, 2011
--------------------------------------------------------------------------------

                                                                                          Deficit
                                                                                         Accumulated
                                                                Common      Additional     During
                                                  Common        Stock        Paid-in     Exploration
                                                  Stock         Amount       Capital       Stage          Total
                                                  -----         ------       -------       -----          -----
BALANCE, MARCH 5, 2007                                 --      $    --      $     --     $      --      $     --

Stock issued for cash on March 5, 2007
 @ $0.005 per share                             1,000,000        1,000         4,000                       5,000

Stock issued for mining claims on
 March 29, 2007 @ $0.005 per share              1,400,000        1,400         5,600                       7,000

Net loss, March 31, 2007                                                                    (7,415)       (7,415)
                                               ----------      -------      --------     ---------      --------

BALANCE, MARCH 31, 2007                         2,400,000        2,400         9,600        (7,415)        4,585
                                               ==========      =======      ========     =========      ========
Stock issued for cash on July 3, 2007
 @ $0.005 per share                             1,000,000        1,000         4,000                       5,000

Stock issued for cash on February 18, 2008
 @ $0.02 per share                              2,000,000        2,000        38,000                      40,000

Net loss, March 31, 2008                                                                   (26,264)      (26,264)
                                               ----------      -------      --------     ---------      --------

BALANCE, MARCH 31, 2008                         5,400,000        5,400        51,600       (33,679)       23,321
                                               ==========      =======      ========     =========      ========

Net loss, March 31, 2009                                                                   (27,274)      (27,274)
                                               ----------      -------      --------     ---------      --------

BALANCE, MARCH 31, 2009                         5,400,000        5,400        51,600       (60,953)       (3,953)
                                               ==========      =======      ========     =========      ========

Net loss, March 31, 2010                                                                   (11,499)      (11,499)
                                               ----------      -------      --------     ---------      --------

BALANCE, MARCH 31, 2010                         5,400,000        5,400        51,600       (72,452)      (15,452)
                                               ==========      =======      ========     =========      ========

Net loss, March 31, 2011                                                                   (11,175)      (11,175)
                                               ----------      -------      --------     ---------      --------

BALANCE, MARCH 31, 2011                         5,400,000      $ 5,400      $ 51,600     $ (83,627)     $(26,627)
                                               ==========      =======      ========     =========      ========


                        See Notes to Financial Statements

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                      March 5, 2007
                                                                                                       (inception)
                                                                 Year Ended         Year Ended           through
                                                                  March 31,          March 31,          March 31,
                                                                    2011               2010               2011
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $(11,175)          $(11,499)          $(83,627)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Accounts Payable                          1,820                 --              1,820
    Increase (decrease) in Loan from a director                     11,600             11,000             27,300
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        2,245               (499)           (54,507)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                              --                 --              5,400
  Additional paid-in capital                                            --                 --             51,600
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --                 --             57,000
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                      2,245               (499)             2,493

CASH AT BEGINNING OF PERIOD                                            248                747                 --
                                                                  --------           --------           --------

CASH AT END OF YEAR                                               $  2,493           $    248           $  2,493
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========

  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                        See Notes to Financial Statements

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                              As At March 31, 2011
--------------------------------------------------------------------------------

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

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                              As At March 31, 2011
--------------------------------------------------------------------------------

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

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                              As At March 31, 2011
--------------------------------------------------------------------------------

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

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                              As At March 31, 2011
--------------------------------------------------------------------------------

NOTE 5 - RELATED PARTY TRANSACTIONS

Damian O'Hara and Nicole O'Hara, the officers and directors of the Company may, in the future, become involved in other business opportunities as they become available, thus they may face a conflict in selecting between the Company and their other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

As of March 31, 2011, $27,300 is owed to Damian O'Hara and is non interest bearing with no specific repayment terms.

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $83,627 since inception. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from any business the Company engages in. The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

We are able to report that during the year ended March 31, 2010 through November 8, 2010 there were no disagreements with Larry O'Donnell, C.P.A., P.C., our former principal independent accountant, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Larry O'Donnell, C.P.A., P.C.'s satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports on our consolidated financial statements for such periods. We have requested that he furnish us with a letter addressed to the U.S. Securities and Exchange Commission stating whether or not he disagrees with the above statements and he has provided us with a letter that is attached as
Exhibit 16 to our Form 8-K as filed with Securities and Exchange Commission on January 6, 2011.

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of March 31, 2011, based on the framework set forth in

Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The officers and directors of Northern Minerals Inc., whose one year terms will expire 3/1/12, or at such a time as their successor(s) shall be elected and qualified are as follows:

Name & Address         Age     Position      Date First Elected    Term Expires
--------------         ---     --------      ------------------    ------------

Damian O'Hara          47      President,         3/5/07              3/1/12
167 Caulder Drive              Treasurer,
Oakville, Ontario              CFO, CEO &,
Canada L6J 4T2                 Director

Nicole O'Hara          49      Secretary          2/5/07              3/1/12
167 Caulder Drive              Director
Oakville, Ontario
Canada L6J 4T2

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

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
D. O'Hara,      2011     0         0           0            0          0            0             0         0
CEO,            2010     0         0           0            0          0            0             0         0
President,      2009     0         0           0            0          0            0             0         0
Director

N. O'Hara,      2011     0         0           0            0          0            0             0         0
Secretary,      2010     0         0           0            0          0            0             0         0
Director        2009     0         0           0            0          0            0             0         0

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of Northern Minerals Inc. voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock:

               Name of                     No. of            Percentage
         Beneficial Owner (1)              Shares           of Ownership
         --------------------              ------           ------------

     Damian O'Hara (2)                    1,900,000              35%

     Nicole O'Hara (2)                    1,500,000              27%

     All Officers and
      Directors as a Group                3,400,000              62%

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

Damian O'Hara has loaned the company $27,300 for which there are no specific terms of repayment and the loan collects no interest.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services were $8,500 for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended March 31, 2011.

The total fees charged to the company for audit services were $8,500 for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended March 31, 2010.

                                     PART IV

ITEM 15. EXHIBITS

The following exhibits are included with this filing. Those marked with an asterisk and required to be filed herehunder, are incorporated by reference can be found in their entirety in our original SB-2 Registration Statement filed under SEC File Number 333-144840, at the SEC website at www.sec.gov:

     Exhibit
     Number                    Description
     ------                    -----------

     * 3(i)             Articles of Incorporation
     * 3(ii)            Bylaws
      31                Sec. 302 Certification of CEO/CFO
      32                Sec. 906 Certification of CEO/CFO

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-K and authorized this registration statement to be signed on its behalf by the undersigned, in the city of Oakville, Province of Ontario, on June 17, 2011.

Northern Minerals Inc., Registrant


/s/ Damian O'Hara                                                  June 17, 2011
-----------------------------------                                -------------
Damian O'Hara, President & Director                                    Date
(Principal Executive Officer,
Principal Financial Officer,
Principal Accounting Officer)


/s/ Nicole O'Hara                                                  June 17, 2011
-----------------------------------                                -------------
Nicole O'Hara, Secretary & Director                                    Date