Form 10-Q
period 2011-06-30
NORTHERN MINERALS INC.
filed 2011-08-15
CIK 1402486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2011

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

There were 5,400,000 shares of Common Stock outstanding as of August 15, 2011.

ITEM 1. FINANCIAL STATEMENTS.

The un-audited quarterly financial statements for the period ended June 30, 2011, prepared by the company, immediately follow.

                             MALCOLM L. POLLARD, INC
                            4845 W. LAKE ROAD, # 119
                                 ERIE, PA 16505
         (814)838-8258                                 FAX (814)838-8452

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Northern Minerals, Inc.
(an exploration stage company)

We have  reviewed  the  accompanying  consolidated  balance  sheet  of  Northern
Minerals, Inc. (an exploration stage company) as of June 30, 2011 and the related consolidated statements of income and cash flows for the three-month period ended June 30, 2011. These interim financial statements are the responsibility of the Company's management.

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

.. In our opinion, subject to the uncertainty of a going concern, the information set forth in the accompanying consolidated balance sheet as of June 30, 2011 and the related consolidated statements of income and cash flows for the three months then ended., is fairly stated, in all material respects.

Malcolm L. Pollard, Inc.


/s/ Malcolm L. Pollard, CPA
----------------------------------
August 5, 2011
Erie, Pennsylvania

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                  As of                 As of
                                                              June 30, 2011         March 31, 2011
                                                              -------------         --------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                          $  2,108               $  2,493
                                                                --------               --------
      TOTAL CURRENT ASSETS                                         2,108                  2,493
                                                                --------               --------

                                                                $  2,108               $  2,493
                                                                ========               ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 8,120                  1,820
  Loan from a director                                            27,300                 27,300
                                                                --------               --------
      TOTAL CURRENT LIABILITIES                                   35,420                 29,120

      TOTAL LIABILITIES                                           35,420                 29,120

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 5,400,000 shares issued and outstanding
   as at June 30, 2010 and March 31, 2010                          5,400                  5,400
  Additional paid-in capital                                      51,600                 51,600
  Deficit accumulated during exploration stage                   (90,312)               (83,627)
                                                                --------               --------
      TOTAL STOCKHOLDERS' EQUITY                                 (33,312)               (26,627)
                                                                --------               --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                  $  2,108               $  2,493
                                                                ========               ========


                        See Notes to Financial Statements

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                       March 5, 2007
                                              Three Months         Three Months         (inception)
                                                 Ended                Ended               through
                                             June 30, 2011        June 30, 2010        June 30, 2011
                                             -------------        -------------        -------------
REVENUES
  Revenues                                    $       --           $       --           $       --
                                              ----------           ----------           ----------
TOTAL REVENUES                                        --                   --                   --

EXPENSES
  Professional Fees                                6,000                4,000               40,500
  General & Administrative Expenses                  685                  635               49,812
                                              ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES           (6,685)              (4,635)             (90,312)
                                              ----------           ----------           ----------

NET INCOME (LOSS)                             $   (6,685)          $   (4,635)          $  (90,312)
                                              ==========           ==========           ==========

BASIC EARNINGS PER SHARE                      $    (0.00)          $    (0.00)
                                              ==========           ==========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                            5,400,000            5,400,000
                                              ==========           ==========


                        See Notes to Financial Statements

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                      March 5, 2007
                                                                 Three Months       Three Months       (inception)
                                                                    Ended              Ended             through
                                                                June 30, 2011      June 30, 2010      June 30, 2011
                                                                -------------      -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $ (6,685)          $ (4,635)          $(90,312)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Accounts Payable                          6,300              4,620              8,120
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         (385)               (15)           (82,192)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in Loan from a director                           --                 --             27,300
  Issuance of common stock                                              --                 --             57,000
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --                 --             84,300
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                       (385)               (15)             2,108

CASH AT BEGINNING OF PERIOD                                          2,493                248                 --
                                                                  --------           --------           --------

CASH AT END OF PERIOD                                             $  2,108           $    233           $  2,108
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========

  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                        See Notes to Financial Statements

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               As at June 30, 2011
--------------------------------------------------------------------------------

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

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               As at June 30, 2011
--------------------------------------------------------------------------------

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

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               As at June 30, 2011
--------------------------------------------------------------------------------

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

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               As at June 30, 2011
--------------------------------------------------------------------------------

NOTE 5 - RELATED PARTY TRANSACTIONS

Damian O'Hara and Nicole O'Hara, the officers and directors of the Company may, in the future, become involved in other business opportunities as they become available, thus they may face a conflict in selecting between the Company and their other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

As of June 30, 2011, $27,300 is owed to Damian O'Hara and is non interest bearing with no specific repayment terms.

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of
$90,312 since inception. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from any business the Company engages in. The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at June 30, 2011 was $2,108 and outstanding liabilities were $35,420. We have sold $57,000 in equity securities since inception, $10,000 from the sale of 2,000,000 shares of stock to our officers and directors, $7,000 from the issuance of 1,400,000 shares of stock to a director in repayment of the funds paid by him for the acquisition of the mineral claim and $40,000 from the sale of 2,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on October 12, 2007. If we experience a shortfall of funds our directors have agreed to continue to loan us funds, however they have no obligation to do so.

RESULTS OF OPERATIONS

We are still in our development stage and have no revenues to date. Our net loss since inception through June 30, 2011 was $90,312.

We incurred operating expenses of $6,685 for the three months ended June 30, 2011. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the filing of our required statements with the Securities and Exchange Commission. For the same three month period ended June 30, 2010 the operating expenses were $4,635, which consisted of general operating expenses and professional fees.

If we experience a shortage of funds we may utilize funds from our directors, who have informally agreed to advance funds, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to the company. If they fail to do so we may be required to terminate our business. We are an exploration stage company and have generated no revenue to date. Through

June 30, 2011 the directors had loaned the company $27,300. Through June 30, 2011 we had sold $57,000 in equity securities to pay for our business operations. On February 18, 2008, we closed our offering pursuant to a SB-2 Registration Statement filed with the U.S. Securities and Exchange Commission, which became effective on October 12, 2007. We sold 2,000,000 shares of common stock to 30 unaffiliated shareholders at $.02 per share for total proceeds of $40,000.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in Northern Minerals' internal controls over financial reporting during the quarter ended June 30, 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Northern Minerals Inc. is not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 1A. RISK FACTORS.

There has been no change to the Risk Factors disclosed in our Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 2011.

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

None.

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

August 3, 2011                      Northern Minerals Inc., Registrant


                                        /s/ Damian O'Hara
                                        ----------------------------------------
                                    By: Damian O'Hara, President & Director
                                        (Chief Executive Officer, Principal
                                        Financial Officer & Principal Accounting
                                        Officer)


                                        /s/ Nicole O'Hara
                                        ----------------------------------------
                                    By: Nicole O'Hara
                                    (Director, Secretary)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Damian O'Hara                                              August 15, 2011
---------------------------------------------                  ---------------
Damian O'Hara, President & Director                                 Date
(Chief Executive Officer, Principal Financial
Officer, Principal Accounting Officer)


/s/ Nicole O'Hara                                              August 15, 2011
---------------------------------------------                  ---------------
Nicole O'Hara, Secretary & Director                                 Date