Form 10-Q
period 2011-09-30
NORTHERN MINERALS INC.
filed 2011-11-14
CIK 1402486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2011

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

There were 5,400,000 shares of Common Stock outstanding as of November 10, 2011.

ITEM 1. FINANCIAL STATEMENTS.

The un-audited quarterly financial statements for the period ended September 30, 2011, prepared by the company, immediately follow.

Hamilton PC
--------------------------------------------------------------------------------
2121 S. Oneida St., Suite 312
Denver, CO 80224
P: (303) 548-8072
F: (888) 466-4216
ed@hamiltonpccpa.com


               Report of Independent Certified Public Accountants

Board of Directors
Northern Minerals, Inc.
167 Caulder Drive
Oakville, Ontario, Canada L6J 4T2

We have reviewed the accompanying balance sheet of Northern Minerals, Inc. as of September 30, 2011, and the related consolidated statements of income, stockholders' equity, and cash flows for the three-month period then ended. These interim financial statements are the responsibility of the Company's management.

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

Hamilton, PC


/s/ Hamilton, PC
--------------------------------
November 8, 2011
Denver, Colorado

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                     As of             As of
                                                                 September 30,        March 31,
                                                                     2011               2011
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $    833           $  2,493
                                                                   --------           --------
      TOTAL CURRENT ASSETS                                              833              2,493
                                                                   --------           --------

                                                                   $    833           $  2,493
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $  8,780           $  1,820
  Loan from a director                                               27,800             27,300
                                                                   --------           --------
      TOTAL CURRENT LIABILITIES                                      36,580             29,120

      TOTAL LIABILITIES                                              36,580             29,120

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 5,400,000 shares issued and outstanding
   as at September 30, 2011 and March 31, 2011                        5,400              5,400
  Additional paid-in capital                                         51,600             51,600
  Deficit accumulated during exploration stage                      (92,747)           (83,627)
                                                                   --------           --------
      TOTAL STOCKHOLDERS' EQUITY                                    (35,747)           (26,627)
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $    833           $  2,493
                                                                   ========           ========


                        See Notes to Financial Statements

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                                            March 5, 2007
                                          Three Months     Three Months      Six Months      Six Months       (inception)
                                             Ended            Ended            Ended           Ended           through
                                          September 30,    September 30,    September 30,   September 30,    September 30,
                                              2011             2010             2011            2010             2011
                                           ----------       ----------       ----------      ----------       ----------
REVENUES
  Revenues                                 $       --       $       --       $       --      $       --       $       --
                                           ----------       ----------       ----------      ----------       ----------
TOTAL REVENUES                                     --               --               --              --               --

EXPENSES
  Professional Fees                             1,500            1,500            7,500           5,500           42,000
  General & Administrative Expenses               935              375            1,620           1,010           50,747
                                           ----------       ----------       ----------      ----------       ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES        (2,435)          (1,875)          (9,120)         (6,510)         (92,747)
                                           ----------       ----------       ----------      ----------       ----------

NET INCOME (LOSS)                          $   (2,435)      $   (1,875)      $   (9,120)     $   (6,510)      $  (92,747)
                                           ==========       ==========       ==========      ==========       ==========

BASIC EARNINGS PER SHARE                   $    (0.00)      $    (0.00)      $    (0.00)     $    (0.00)
                                           ==========       ==========       ==========      ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                  5,400,000        5,400,000        5,400,000       5,400,000
                                           ==========       ==========       ==========      ==========


                        See Notes to Financial Statements

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                          March 5, 2007
                                                                      Six Months         Six Months         (inception)
                                                                        Ended              Ended             through
                                                                     September 30,      September 30,      September 30,
                                                                         2011               2010               2011
                                                                       --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $ (9,120)          $ (6,510)          $(92,747)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Accounts Payable                               6,960              6,120              8,780
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (2,160)              (390)           (83,967)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in Loan from a director                               500                600             27,800
  Issuance of common stock                                                   --                 --             57,000
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               500                600             84,800
                                                                       --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                          (1,660)               210                833

CASH AT BEGINNING OF PERIOD                                               2,493                248                 --
                                                                       --------           --------           --------

CASH AT END OF PERIOD                                                  $    833           $    458           $    833
                                                                       ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                             $     --           $     --           $     --
                                                                       ========           ========           ========

  Income Taxes                                                         $     --           $     --           $     --
                                                                       ========           ========           ========


                        See Notes to Financial Statements

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                            As at September 30, 2011
--------------------------------------------------------------------------------

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

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                            As at September 30, 2011
--------------------------------------------------------------------------------

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

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                            As at September 30, 2011
--------------------------------------------------------------------------------

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

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                            As at September 30, 2011
--------------------------------------------------------------------------------

NOTE 5 - RELATED PARTY TRANSACTIONS

Damian O'Hara and Nicole O'Hara, the officers and directors of the Company may, in the future, become involved in other business opportunities as they become available, thus they may face a conflict in selecting between the Company and their other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

As of September 30, 2011, $27,800 is owed to Damian O'Hara and is non interest bearing with no specific repayment terms.

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of
$92,747 since inception. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from any business the Company engages in. The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at September 30, 2011 was $822 and outstanding liabilities were $36,580. We have sold $57,000 in equity securities since inception, $10,000 from the sale of 2,000,000 shares of stock to our officers and directors, $7,000 from the issuance of 1,400,000 shares of stock to a director in repayment of the funds paid by him for the acquisition of the mineral claim and $40,000 from the sale of 2,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on October 12, 2007. If we experience a shortfall of funds our directors have agreed to continue to loan us funds, however they have no obligation to do so.

RESULTS OF OPERATIONS

We are still in our development stage and have no revenues to date. Our net loss since inception through September 30, 2011 was $92,747.

We incurred operating expenses of $2,435 and $1,875 for the three months ended September 30, 2011 and 2010, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the filing of our required statements with the Securities and Exchange Commission.

We incurred operating expenses of $9,120 and $6,510 for the six months ended September 30, 2011 and 2010, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the filing of our required statements with the Securities and Exchange Commission.

If we experience a shortage of funds we may utilize funds from our directors, who have informally agreed to advance funds, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to the company. If they fail to do so we may be required to terminate our business. We are an exploration stage company and have generated no revenue to date. Through September 30, 2011 the directors had loaned the company $27,800. Through September 30, 2011 we had sold $57,000 in equity securities to pay for our business operations. On February 18, 2008, we closed our offering pursuant to a SB-2 Registration Statement filed with the U.S. Securities and Exchange Commission, which became effective on October 12, 2007. We sold 2,000,000 shares of common stock to 30 unaffiliated shareholders at $.02 per share for total proceeds of $40,000.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in Northern Minerals' internal controls over financial reporting during the quarter ended September 30, 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

ITEM 5. OTHER INFORMATION.

The following events were reported on Form 8-K/A as filed on November 3, 2011:

(A) RESIGNATION OF MALCOLM L. POLLARD, INC.

On October 24, 2011, we were notified of the retirement of our principal independent accountant, Malcolm L. Pollard, Inc., due to his retirement he has declined to stand for re-election.

MALCOLM L. POLLARD has served as our principal independent accountant from November 8, 2010 through October 24, 2011.

The principal independent accountant's report issued by Malcolm L. Pollard for the years ended March 31, 2011 and 2010 did not contain any adverse opinion or disclaimer of opinion and it was not modified as to uncertainty, audit scope, or accounting principles, other than their opinion, based on our lack of operations and our net losses, there was substantial doubt about our ability to continue as a going concern. The financial statements did not include any adjustments that might have resulted from the outcome of that uncertainty.

We are able to report that during the year ended March 31, 2011 through October 24, 2011 there were no disagreements with Malcolm L. Pollard, Inc., our former principal independent accountant, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Malcolm L. Pollard, Inc.'s satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports on our consolidated financial statements for such periods. We have requested that he furnish us with a letter addressed to the U.S. Securities and Exchange Commission stating whether or not he disagrees with the above statements and he has provided us with a letter that was attached as
Exhibit 16 to the Form 8-K/A.

(B) ENGAGEMENT OF HAMILTON PC

On October 27, 2011, upon authorization and approval of the Company's Board of Directors, the Company engaged the services of Hamilton PC as its independent registered public accounting firm.

No consultations occurred between the Company and Hamilton PC during the years ended March 31, 2011 and 2010 and through October 27, 2011 regarding either: (i) the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion that might be rendered on the Company's financial statements, or other information provided that was an important factor considered by the Company in reaching a decision as to an accounting, auditing, or financial reporting issue, or (ii) any matter that was the subject of disagreement or a reportable event requiring disclosure under Item 304(a)(1)(iv) of Regulation S-K.

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-144840, at the SEC website at www.sec.gov:

     Exhibit No.                  Description
     -----------                  -----------

        3.1        Articles of Incorporation*
        3.2        Bylaws*
       31          Rule 13a-14(a)/15d-14(a) Certification
       32          Certification Pursuant to 18 U.S.C. 1350
      101          Interactive data files pursuant to Rule 405 of Regulation S-T

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 10, 2011                   Northern Minerals Inc., Registrant


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


/s/ Damian O'Hara                                              November 10, 2011
---------------------------------------------                  -----------------
Damian O'Hara, President & Director                                 Date
(Chief Executive Officer, Principal Financial
Officer, Principal Accounting Officer)


/s/ Nicole O'Hara                                              November 10, 2011
---------------------------------------------                  -----------------
Nicole O'Hara, Secretary & Director                                 Date