Form 10-Q
period 2011-12-31
NORTHERN MINERALS INC.
filed 2012-02-13
CIK 1402486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2011

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

There were 5,400,000 shares of Common Stock outstanding as of February 13, 2012.

ITEM 1. FINANCIAL STATEMENTS.

The un-audited quarterly financial statements for the period ended December 31, 2011, prepared by the company, immediately follow.

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                     As of             As of
                                                                  December 31,        March 31,
                                                                     2011               2011
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  5,223           $  2,493
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                  5,223              2,493
                                                                   --------           --------

                                                                   $  5,223           $  2,493
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $    820           $  1,820
  Loan from a director                                               42,800             27,300
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                            43,620             29,120

      TOTAL LIABILITIES                                              43,620             29,120

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 5,400,000 shares issued and outstanding
   as at December 31, 2011 and March 31, 2011                         5,400              5,400
  Additional paid-in capital                                         51,600             51,600
  Deficit accumulated during exploration stage                      (95,397)           (83,627)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                          (38,397)           (26,627)
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  5,223           $  2,493
                                                                   ========           ========


                        See Notes to Financial Statements

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                                             March 5, 2007
                                          Three Months    Three Months      Nine Months      Nine Months      (inception)
                                             Ended           Ended            Ended            Ended            through
                                           December 31,    December 31,     December 31,     December 31,     December 31,
                                              2011            2010             2011             2010             2011
                                           ----------      ----------       ----------       ----------       ----------
REVENUES
  Revenues                                $       --       $       --       $       --       $       --       $       --
                                          ----------       ----------       ----------       ----------       ----------
TOTAL REVENUES                                    --               --               --               --               --

EXPENSES
  Professional Fees                            1,500            1,500            9,000            7,000           43,500
  General & Administrative Expenses            1,150              545            2,770            1,555           51,897
                                          ----------       ----------       ----------       ----------       ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES       (2,650)          (2,045)         (11,770)          (8,555)         (95,397)
                                          ----------       ----------       ----------       ----------       ----------

NET INCOME (LOSS)                         $   (2,650)      $   (2,045)      $  (11,770)      $   (8,555)      $  (95,397)
                                          ==========       ==========       ==========       ==========       ==========

BASIC EARNINGS PER SHARE                  $    (0.00)      $    (0.00)      $    (0.00)      $    (0.00)
                                          ==========       ==========       ==========       ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                 5,400,000        5,400,000        5,400,000        5,400,000
                                          ==========       ==========       ==========       ==========


                        See Notes to Financial Statements

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                      March 5, 2007
                                                                 Nine Months        Nine Months        (inception)
                                                                   Ended              Ended              through
                                                                 December 31,       December 31,       December 31,
                                                                    2011               2010               2011
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $(11,770)          $ (8,555)          $(95,397)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Accounts Payable                         (1,000)               160                820
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (12,770)            (8,395)           (94,577)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in Loan from a director                       15,500             10,600             42,800
  Issuance of common stock                                              --                 --             57,000
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       15,500             10,600             99,800
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                      2,730              2,205              5,223

CASH AT BEGINNING OF PERIOD                                          2,493                248                 --
                                                                  --------           --------           --------

CASH AT END OF PERIOD                                             $  5,223           $  2,453           $  5,223
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========

  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                        See Notes to Financial Statements

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             As at December 31, 2011
--------------------------------------------------------------------------------

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

NOTE 2 - NATURE OF SIGNIFICANT ACCOUNTING POLICIES

FINANCIAL STATEMENTS

The accompanying interim financial statements of Northern Minerals Inc. for the three and nine months ended December 31, 2011, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows as of December 31, 2011, and for all periods presented herein, have been made, and all adjustments are of a normal, recurring nature.

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

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             As at December 31, 2011
--------------------------------------------------------------------------------

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

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             As at December 31, 2011
--------------------------------------------------------------------------------

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

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             As at December 31, 2011
--------------------------------------------------------------------------------

NOTE 5 - RELATED PARTY TRANSACTIONS

Damian O'Hara and Nicole O'Hara, the officers and directors of the Company may, in the future, become involved in other business opportunities as they become available, thus they may face a conflict in selecting between the Company and their other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

As of December 31, 2011, $42,800 is owed to Damian O'Hara and is non interest bearing with no specific repayment terms.

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of
$95,397 since inception. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from any business the Company engages in. The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at December 31, 2011 was $5,223 and outstanding liabilities were $43,620. We have sold $57,000 in equity securities since inception, $10,000 from the sale of 2,000,000 shares of stock to our officers and directors, $7,000 from the issuance of 1,400,000 shares of stock to a director in repayment of the funds paid by him for the acquisition of the mineral claim and $40,000 from the sale of 2,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on October 12, 2007. If we experience a shortfall of funds our directors have agreed to continue to loan us funds, however they have no obligation to do so.

RESULTS OF OPERATIONS

We are still in our development stage and have no revenues to date. Our net loss since inception through December 31, 2011 was $95,397.

We incurred operating expenses of $2,650 and $2,045 for the three months ended December 31, 2011 and 2010, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the filing of our required statements with the Securities and Exchange Commission.

We incurred operating expenses of $11,770 and $8,555 for the nine months ended December 31, 2011 and 2010, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the filing of our required statements with the Securities and Exchange Commission.

If we experience a shortage of funds we may utilize funds from our directors, who have informally agreed to advance funds, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to the company. If they fail to do so we may be required to terminate our business. We are an exploration stage company and have generated no revenue to date. Through December 31, 2011 the directors had loaned the company $42,800. Through December 31, 2011 we had sold $57,000 in equity securities to pay for our business operations. On February 18, 2008, we closed our offering pursuant to a SB-2 Registration Statement filed with the U.S. Securities and Exchange Commission, which became effective on October 12, 2007. We sold 2,000,000 shares of common stock to 30 unaffiliated shareholders at $.02 per share for total proceeds of $40,000.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in Northern Minerals' internal controls over financial reporting during the quarter ended December 31, 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

February 13, 2012                   Northern Minerals Inc., Registrant


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


/s/ Damian O'Hara                                              February 13, 2012
---------------------------------------------                  -----------------
Damian O'Hara, President & Director                                 Date
(Chief Executive Officer, Principal Financial
Officer, Principal Accounting Officer)


/s/ Nicole O'Hara                                              February 13, 2012
---------------------------------------------                  -----------------
Nicole O'Hara, Secretary & Director                                 Date