Form 10-K/A
period 2011-03-31
NORTHERN MINERALS INC.
filed 2012-02-21
CIK 1402486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

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

                                     PART I

EXPLANATORY NOTE

This amendment is being filed to correct an error in the Report of the Independent Registered Public Accounting Firm and no other changes have been made.

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

       (814) 838-8258                                    FAX (814) 838-8452


             Report of Independent Registered Public Accounting Firm

             Report of Independent Registered Public Accounting Firm

Board of Directors
Northern Minerals, Inc.
(an exploration stage company)

We have audited the accompanying balance sheets of Northern Minerals, Inc. (an exploration stage company) as of March 31, 2011 and March 31, 2010, and the related statements of operations, changes in stockholders' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at March 31, 2011 and March 31, 2010, and the results of its operations, changes in stockholders' deficiency, and its cash flows for the years then ended and the period from March 5, 2007 (inception) to March 31, 2011, in conformity with U.S. generally accepted accounting standards.


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

ITEM 15. EXHIBITS

The following exhibits are included with this filing. Those marked with an asterisk and required to be filed herehunder, are incorporated by reference can be found in their entirety in our original SB-2 Registration Statement filed under SEC File Number 333-144840, at the SEC website at www.sec.gov:

     Exhibit
     Number                    Description
     ------                    -----------

     * 3(i)             Articles of Incorporation
     * 3(ii)            Bylaws
      31                Sec. 302 Certification of CEO/CFO
      32                Sec. 906 Certification of CEO/CFO

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-K/A and authorized this report to be signed on its behalf by the undersigned, in the city of Oakville, Province of Ontario, on February 17, 2012.

Northern Minerals Inc., Registrant


/s/ Damian O'Hara                                              February 17, 2012
-----------------------------------                            -----------------
Damian O'Hara, President & Director                                   Date
(Principal Executive Officer,
Principal Financial Officer,
Principal Accounting Officer)


/s/ Nicole O'Hara                                              February 17, 2012
-----------------------------------                            -----------------
Nicole O'Hara, Secretary & Director                                   Date