Form 10-K
period 2012-03-31
NORTHERN MINERALS INC.
filed 2012-06-14
CIK 1402486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2012

                        Commission file number 000-54667

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of May 30, 2012, the registrant had 5,400,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of June 14, 2012.

                             NORTHERN MINERALS INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                            3
Item 1A. Risk Factors                                                        4
Item 2.  Properties                                                          6
Item 3.  Legal Proceedings                                                   6
Item 4.  Mine Safety Disclosures                                             6

                                     Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                   6
Item 6.  Selected Financial Data                                             8
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           8
Item 7A  Quantitative and Qualitative Disclosures About Market Risk          9
Item 8.  Financial Statements and Supplementary Data                        10
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                           18
Item 9A. Controls and Procedures                                            19

                                    Part III

Item 10. Directors and Executive Officers                                   21
Item 11. Executive Compensation                                             24
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                    25
Item 13. Certain Relationships and Related Transactions                     26
Item 14. Principal Accounting Fees and Services                             26

                                     Part IV

Item 15. Exhibits                                                           27

Signatures                                                                  27

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

ITEM 1A. RISK FACTORS

BECAUSE OUR CONTINUATION AS A GOING CONCERN IS IN DOUBT, WE WILL BE FORCED TO CEASE BUSINESS OPERATIONS UNLESS WE CAN GENERATE PROFIT IN THE FUTURE.

The report of our independent accountant to our audited financial statements for the year ended March 31, 2012 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are that we have no source of revenue and our dependence upon obtaining adequate financing. If we are not able to continue as a going concern, it is likely investors will lose all of their investment.

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

ITEM 4. MINE SAFETY DISCLOSURES

N/A.

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

TRANSFER AGENT

The company has retained Holladay Stock Transfer, Inc. of 2939 North 67th Place, Suite C, Scottsdale, Arizona as transfer agent.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a "smaller reporting company" as defined in Item 10(f)(1) of SEC regulation S-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We are still in our exploration stage and have not generated any revenue.

We incurred operating expenses of $14,880 and $11,175 for the years ended March 31, 2012 and 2011, respectively. These expenses consisted of professional fees and general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. Our net loss from inception (March 5, 2007) through March 31, 2012 was $98,507.

Our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at March 31, 2012 was $1,293 and outstanding liabilities were $42,800, a loan from a director of the company. We have sold $57,000 in equity securities since inception, $10,000 from the sale of 2,000,000 shares of stock to our officers and directors, $7,000 from the issuance of 1,400,000 shares of stock to a director in repayment of the funds paid by him for the acquisition of the mineral claim and $40,000 from the sale of 2,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on October 12, 2007.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a "smaller reporting company" as defined in Item 10(f)(1) of SEC regulation S-K.

ITEM 8. FINANCIAL STATEMENTS

Hamilton PC
--------------------------------------------------------------------------------
2121 S. Oneida St., Suite 312
Denver, CO  80224
P: (303) 548-8072
F: (888) 466-4216
ed@hamiltonpccpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Northern Minerals, Inc.
Oakville, Ontario, CANADA

We have audited the accompanying balance sheet of Northern Minerals, Inc. as of March 31, 2012, and the related statements of income, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Northern Minerals, Inc. as of March 31, 2011, were audited by other auditors. Those auditors expressed an unqualified opinion on those financial statements in their report dated June 9, 2011.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northern Minerals, Inc. as of March 31, 2012, and the result of its operations and its cash flows for periods then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Northern Minerals, Inc. will continue as a going concern. As discussed in Note 6 to the financial statements, Northern Minerals, Inc. suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in
Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Hamilton, PC
-----------------------------
Hamilton, PC
Denver, Colorado
June 4, 2012

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                     As of                As of
                                                                March 31, 2012       March 31, 2011
                                                                --------------       --------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  1,293             $  2,493
                                                                   --------             --------
TOTAL CURRENT ASSETS                                               $  1,293             $  2,493
                                                                   --------             --------

      TOTAL ASSETS                                                 $  1,293             $  2,493
                                                                   ========             ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $     --             $  1,820
  Loan from a director                                               42,800               27,300
                                                                   --------             --------
TOTAL CURRENT LIABILITIES                                          $ 42,800             $ 29,120

      TOTAL LIABILITIES                                            $ 42,800             $ 29,120

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 5,400,000 shares issued and outstanding as
   at March 31, 2012 and March 31, 2011                            $  5,400             $  5,400
  Additional paid-in capital                                         51,600               51,600
  Deficit accumulated during exploration stage                      (98,507)             (83,627)
                                                                   --------             --------
TOTAL STOCKHOLDERS' EQUITY                                         $(41,507)            $(26,627)
                                                                   --------             --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  1,293             $  2,493
                                                                   ========             ========


                        See Notes to Financial Statements

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                         March 5, 2007
                                                                                          (inception)
                                                 Year Ended           Year Ended            through
                                               March 31, 2012       March 31, 2011       March 31, 2012
                                               --------------       --------------       --------------
REVENUES
  Revenues                                       $       --           $       --           $       --
                                                 ----------           ----------           ----------
TOTAL REVENUES                                   $       --           $       --           $       --

EXPENSES
  Professional Fees                              $   10,500           $    8,500           $   45,000
  General & Administrative Expenses                   4,380                2,675               53,507
                                                 ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES          $   14,880           $   11,175           $   98,507
                                                 ----------           ----------           ----------

NET INCOME (LOSS)                                $  (14,880)          $  (11,175)          $  (98,507)
                                                 ==========           ==========           ==========

BASIC EARNINGS PER SHARE                         $     0.00           $     0.00
                                                 ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        5,400,000            5,400,000
                                                 ==========           ==========


                        See Notes to Financial Statements

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
              From March 5, 2007 (Inception) through March 31, 2012
--------------------------------------------------------------------------------

                                                                                          Deficit
                                                                                         Accumulated
                                                                Common      Additional     During
                                                  Common        Stock        Paid-in     Exploration
                                                  Stock         Amount       Capital       Stage          Total
                                                  -----         ------       -------       -----          -----
BALANCE, MARCH 5, 2007                                 --      $    --      $     --     $      --      $     --

Stock issued for cash on March 5, 2007
 @ $0.005 per share                             1,000,000        1,000         4,000                       5,000

Stock issued for mining claims on
 March 29, 2007 @ $0.005 per share              1,400,000        1,400         5,600                       7,000

Net loss, March 31, 2007                                                                    (7,415)       (7,415)
                                               ----------      -------      --------     ---------      --------

BALANCE, MARCH 31, 2007                         2,400,000      $ 2,400      $  9,600     $  (7,415)     $  4,585
                                               ==========      =======      ========     =========      ========
Stock issued for cash on July 3, 2007
 @ $0.005 per share                             1,000,000        1,000         4,000                       5,000

Stock issued for cash on February 18, 2008
 @ $0.02 per share                              2,000,000        2,000        38,000                      40,000

Net loss, March 31, 2008                                                                   (26,264)      (26,264)
                                               ----------      -------      --------     ---------      --------

BALANCE, MARCH 31, 2008                         5,400,000      $ 5,400      $ 51,600     $ (33,679)     $ 23,321
                                               ==========      =======      ========     =========      ========

Net loss, March 31, 2009                                                                   (27,274)      (27,274)
                                               ----------      -------      --------     ---------      --------

BALANCE, MARCH 31, 2009                         5,400,000      $ 5,400      $ 51,600     $ (60,953)     $ (3,953)
                                               ==========      =======      ========     =========      ========

Net loss, March 31, 2010                                                                   (11,499)      (11,499)
                                               ----------      -------      --------     ---------      --------

BALANCE, MARCH 31, 2010                         5,400,000      $ 5,400      $ 51,600     $ (72,452)     $(15,452)
                                               ==========      =======      ========     =========      ========

Net loss, March 31, 2011                                                                   (11,175)      (11,175)
                                               ----------      -------      --------     ---------      --------

BALANCE, MARCH 31, 2011                         5,400,000      $ 5,400      $ 51,600     $ (83,627)     $(26,627)
                                               ==========      =======      ========     =========      ========

Net loss, March 31, 2012                                                                   (14,880)      (14,880)
                                               ----------      -------      --------     ---------      --------

BALANCE, MARCH 31, 2012                         5,400,000      $ 5,400      $ 51,600     $ (98,507)     $(41,507)
                                               ==========      =======      ========     =========      ========

                        See Notes to Financial Statements

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                      March 5, 2007
                                                                                                       (inception)
                                                                 Year Ended         Year Ended           through
                                                               March 31, 2012     March 31, 2011      March 31, 2012
                                                               --------------     --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $(14,880)          $(11,175)           $(98,507)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Accounts Payable                         (1,820)             1,820                  --
                                                                  --------           --------            --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES     $(16,700)          $ (9,355)           $(98,507)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                  --

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan from a related party                                       $ 15,500           $ 11,600            $ 42,800
  Issuance of common stock                                              --                 --              57,000
                                                                  --------           --------            --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES     $ 15,500           $ 11,600            $ 99,800
                                                                  --------           --------            --------

NET INCREASE (DECREASE) IN CASH                                   $ (1,200)          $  2,245            $  1,293

CASH AT BEGINNING OF PERIOD                                          2,493                248                  --
                                                                  --------           --------            --------

CASH AT END OF YEAR                                               $  1,293           $  2,493            $  1,293
                                                                  ========           ========            ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --           $     --            $     --
                                                                  ========           ========            ========

  Income Taxes                                                    $     --           $     --            $     --
                                                                  ========           ========            ========


                        See Notes to Financial Statements

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                              As at March 31, 2012
--------------------------------------------------------------------------------

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

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                              As at March 31, 2012
--------------------------------------------------------------------------------

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

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                              As at March 31, 2012
--------------------------------------------------------------------------------

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

As of March 31, 2012, $42,800 is owed to Damian O'Hara and is non interest bearing with no specific repayment terms.

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $98,507 since inception. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from any business the Company engages in. The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

We are able to report that during the year ended March 31, 2011 through October 24, 2011 there were no disagreements with Malcolm L. Pollard, Inc., our former principal independent accountant, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Malcolm L. Pollard, Inc.'s satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports on our consolidated financial statements for such periods. We requested that he furnish us with a letter addressed to the U.S. Securities and Exchange Commission stating whether or not he disagrees with the above statements and he provided us with a letter that was attached as Exhibit 16 to the Form 8-K/A filed on November 3, 2011.

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of March 31, 2012, based on the framework set forth in

Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The officers and directors of Northern Minerals Inc., whose one year terms will expire 3/1/13, or at such a time as their successor(s) shall be elected and qualified are as follows:

Name & Address         Age     Position      Date First Elected    Term Expires
--------------         ---     --------      ------------------    ------------

Damian O'Hara          47      President,         3/5/07              3/1/13
167 Caulder Drive              Treasurer,
Oakville, Ontario              CFO, CEO &,
Canada L6J 4T2                 Director

Nicole O'Hara          49      Secretary          2/5/07              3/1/13
167 Caulder Drive              Director
Oakville, Ontario
Canada L6J 4T2

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

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
D. O'Hara,      2012     0         0           0            0          0            0             0         0
CEO,            2011     0         0           0            0          0            0             0         0
President,
Director

N. O'Hara,      2012     0         0           0            0          0            0             0         0
Secretary,      2011     0         0           0            0          0            0             0         0
Director

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
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

Damian O'Hara has loaned the company $42,800 for which there are no specific terms of repayment and the loan collects no interest.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services were $10,500 for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended March 31, 2012.

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

                                     PART IV

ITEM 15. EXHIBITS

The following exhibits are included with this filing. Those marked with an asterisk and required to be filed herehunder, are incorporated by reference can be found in their entirety in our original SB-2 Registration Statement filed under SEC File Number 333-144840, at the SEC website at www.sec.gov:

 Exhibit
 Number                           Description
 ------                           -----------

 * 3(i)           Articles of Incorporation
 * 3(ii)          Bylaws
  31              Sec. 302 Certification of CEO/CFO
  32              Sec. 906 Certification of CEO/CFO
 101              Interactive data files pursuant to Rule 405 of Regulation S-T

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-K and authorized this report to be signed on its behalf by the undersigned, in the city of Oakville, Province of Ontario, on June 14, 2012.

Northern Minerals Inc., Registrant


/s/ Damian O'Hara                                                  June 14, 2012
-----------------------------------                                ------------
Damian O'Hara, President & Director                                    Date
(Principal Executive Officer,
Principal Financial Officer,
Principal Accounting Officer)


/s/ Nicole O'Hara                                                  June 14, 2012
-----------------------------------                                ------------
Nicole O'Hara, Secretary & Director                                    Date