Form 10-Q
period 2012-06-30
NORTHERN MINERALS INC.
filed 2012-08-13
CIK 1402486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2012

                        Commission File Number 000-54667


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

There were 5,400,000 shares of Common Stock outstanding as of August 13, 2012.

                             NORTHERN MINERALS INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Financial Statements                                               3
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          8
Item 3.  Quantitative and Qualitative Disclosures about Market Risk         9
Item 4.  Controls and Procedures                                            9

                                     Part II

Item 1.  Legal Proceedings                                                 10
Item 1A. Risk Factors                                                      10
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.      10
Item 3.  Defaults Upon Senior Securities                                   10
Item 4.  Mine Safety Disclosures                                           10
Item 5.  Other Information                                                 10
Item 6.  Exhibits                                                          11

Signatures                                                                 12

ITEM 1. FINANCIAL STATEMENTS

The following interim unaudited financial statements of Northern Minerals, Inc. (the "Company") for the three month period ended June 30, 2012 are included with this Quarterly Report on Form 10-Q:

     (a)  Balance Sheets as at June 30, 2012 and March 31, 2012.

     (b) Statement of Operations and Comprehensive Loss for (i) the three months ended June 30, 2012 and 2011, and (ii) the cumulative period from inception (March 5, 2007) to June 30, 2012.

     (c) Statements of Cash Flows for (i) the three months ended June 30, 2012 and 2011, and (ii) the cumulative period from inception (March 5, 2007) to June 30, 2012.

     (d)  Notes to Financial Statements.

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                  As of               As of
                                                              June 30, 2012       March 31, 2012
                                                              -------------       --------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                         $      967           $    1,293
                                                               ----------           ----------
TOTAL CURRENT ASSETS                                                  967                1,293
                                                               ----------           ----------

                                                               $      967           $    1,293
                                                               ==========           ==========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                             $      100           $       --
  Loan from a director                                             47,800               42,800
                                                               ----------           ----------
TOTAL CURRENT LIABILITIES                                          47,900               42,800

TOTAL LIABILITIES                                                  47,900               42,800

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 5,400,000 shares issued and outstanding
   as at June 30, 2010 and March 31, 2010                           5,400                5,400
  Additional paid-in capital                                       51,600               51,600
  Deficit accumulated during exploration stage                   (103,933)             (98,507)
                                                               ----------           ----------
TOTAL STOCKHOLDERS' EQUITY                                        (46,933)             (41,507)
                                                               ----------           ----------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                 $      967           $    1,293
                                                               ==========           ==========


                 See Accompanying Notes to Financial Statements

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                            March 5, 2007
                                                 Three Months          Three Months          (inception)
                                                    Ended                 Ended                through
                                                June 30, 2012         June 30, 2011         June 30, 2012
                                                -------------         -------------         -------------
REVENUES
  Revenues                                       $        --           $        --           $        --
                                                 -----------           -----------           -----------
TOTAL REVENUES                                            --                    --                    --

EXPENSES
  Professional Fees                                    4,000                 6,000                49,000
  General & Administrative Expenses                    1,426                   685                54,933
                                                 -----------           -----------           -----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES               (5,426)               (6,685)             (103,933)
                                                 -----------           -----------           -----------

NET INCOME (LOSS)                                $    (5,426)          $    (6,685)          $  (103,933)
                                                 ===========           ===========           ===========

BASIC EARNINGS PER SHARE                         $     (0.00)          $     (0.00)
                                                 ===========           ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                         5,400,000             5,400,000
                                                 ===========           ===========


                 See Accompanying Notes to Financial Statements

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                        March 5, 2007
                                                                 Three Months        Three Months        (inception)
                                                                    Ended               Ended              through
                                                                June 30, 2012       June 30, 2011       June 30, 2012
                                                                -------------       -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $  (5,426)          $  (6,685)          $(103,933)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Accounts Payable                             100               6,300                 100
                                                                  ---------           ---------           ---------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (5,326)               (385)           (103,833)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                  --                  --

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in Loan from a director                         5,000                  --              47,800
  Issuance of common stock                                               --                  --              57,000
                                                                  ---------           ---------           ---------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         5,000                  --             104,800
                                                                  ---------           ---------           ---------

NET INCREASE (DECREASE) IN CASH                                        (326)               (385)                967

CASH AT BEGINNING OF PERIOD                                           1,293               2,493                  --
                                                                  ---------           ---------           ---------

CASH AT END OF PERIOD                                             $     967           $   2,108           $     967
                                                                  =========           =========           =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $      --           $      --           $      --
                                                                  =========           =========           =========

  Income Taxes                                                    $      --           $      --           $      --
                                                                  =========           =========           =========


                 See Accompanying Notes to Financial Statements

                             NORTHERN MINERALS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               As at June 30, 2012


NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Northern Minerals Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Northern Minerals' Form 10-K filed with SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2012 as reported in the Form 10-K have been omitted. It is management's opinion that all adjustments necessary for a fair statement of the results of the interim periods have been made, and all adjustments are of a normal recurring nature.

NOTE 2. GOING CONCERN

As of June 30, 2012, Northern Minerals has not generated revenues and has accumulated losses since inception. The continuation of Northern Minerals as a going concern is dependent upon the continued financial support from its shareholders, its ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding Northern Minerals' ability to continue as a going concern.

NOTE 3. LOAN PAYABLE - RELATED PARTY

As of June 30, 2012, $47,800 is owed to Damian O'Hara and is non interest bearing with no specific repayment terms.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at June 30, 2012 was $967 and outstanding liabilities were $47,900. We have sold $57,000 in equity securities since inception, $10,000 from the sale of 2,000,000 shares of stock to our officers and directors, $7,000 from the issuance of 1,400,000 shares of stock to a director in repayment of the funds paid by him for the acquisition of the mineral claim and $40,000 from the sale of 2,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on October 12, 2007. If we experience a shortfall of funds our directors have agreed to continue to loan us funds, however they have no obligation to do so.

RESULTS OF OPERATIONS

We are still in our development stage and have no revenues to date. Our net loss since inception through June 30, 2012 was $103,933.

We incurred operating expenses of $5,426 and $6,685 for the three months ended June 30, 2012 and 2011, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the filing of our required statements with the Securities and Exchange Commission.

If we experience a shortage of funds we may utilize funds from our directors, who have informally agreed to advance funds, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to the company. If they fail to do so we may be required to terminate our business. We are an exploration stage company and have generated no revenue to date. Through June 30, 2012 the directors had loaned the company $47,800. Through June 30, 2012 we had sold $57,000 in equity securities to pay for our business operations. On February 18, 2008, we closed our offering pursuant to a SB-2

Registration Statement filed with the U.S. Securities and Exchange Commission, which became effective on October 12, 2007. We sold 2,000,000 shares of common stock to 30 unaffiliated shareholders at $.02 per share for total proceeds of $40,000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2012.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in Northern Minerals' internal controls over financial reporting during the quarter ended June 30, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

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

August 13, 2012                     Northern Minerals Inc., Registrant


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


/s/ Damian O'Hara                                              August 13, 2012
---------------------------------------------                  ---------------
Damian O'Hara, President & Director                                 Date
(Chief Executive Officer, Principal Financial
Officer, Principal Accounting Officer)


/s/ Nicole O'Hara                                              August 13, 2012
---------------------------------------------                  ---------------
Nicole O'Hara, Secretary & Director                                 Date