Form 10-Q
period 2012-09-30
Raider Ventures Inc.
filed 2012-11-15
CIK 1402486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2012

                        Commission File Number 000-54667


                              RAIDER VENTURES INC.
                 (Name of small business issuer in its charter)

                             NORTHERN MINERALS INC.
                     (Former Name of small business issuer)

        Nevada                                                 20-8624019
(State of Incorporation)                                (IRS Employer ID Number)

                          711 S. Carson Street, Suite 4
                              Carson City, NV 89701
                                  (775)476-8254
          (Address and telephone number of principal executive offices)

                                167 Caulder Drive
                        Oakville, Ontario, Canada L6J 4T2
                                 (905) 248-3277
      (Former address and telephone number of principal executive offices)

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

Large accelerated filer [ ]                        Accelerated Filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if Smaller reporting company)

There were 54,000,000 shares of Common Stock outstanding as of November 15, 2012.

                              RAIDER VENTURES INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Financial Statements                                                  3

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                 9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           10

Item 4.  Controls and Procedures                                              10

                                     Part II

Item 1.  Legal Proceedings                                                    12

Item 1A. Risk Factors                                                         12

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          12

Item 3.  Defaults Upon Senior Securities                                      12

Item 4.  Mine Safety Disclosures                                              12

Item 5.  Other Information                                                    12

Item 6.  Exhibits                                                             14

Signatures                                                                    15

ITEM 1. FINANCIAL STATEMENTS

The following consolidated unaudited financial statements of Raider Ventures Inc. (the "Company") for the six month period ended September 30, 2012 are included with this Quarterly Report on Form 10-Q:

     (a)  Balance Sheets as at September 30, 2012 and March 31, 2012.

     (b) Statement of Operations and Comprehensive Loss for (i) the three and six months ended September 30, 2012 and 2011, and (ii) the cumulative period from inception (March 5, 2007) to September 30, 2012.

     (c) Statements of Cash Flows for (i) the six months ended September 30, 2012 and 2011, and (ii) the cumulative period from inception (March 5, 2007) to September 30, 2012.

     (d)  Notes to Financial Statements.

                              Raider Ventures Inc.
                         (f/k/a Northern Minerals Inc.)
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                      As of                As of
                                                                  September 30,          March 31,
                                                                      2012                 2012
                                                                   ----------           ----------
                                                                   (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $   28,277           $    1,293
                                                                   ----------           ----------
      TOTAL CURRENT ASSETS                                             28,277                1,293
                                                                   ----------           ----------

                                                                   $   28,277           $    1,293
                                                                   ==========           ==========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $    3,360           $       --
  Accrued Interest                                                        161                   --
  Note payable                                                         30,000                   --
  Loan from a director                                                 47,800               42,800
                                                                   ----------           ----------
      TOTAL CURRENT LIABILITIES                                        81,321               42,800
                                                                   ----------           ----------
      TOTAL LIABILITIES                                                81,321               42,800

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 750,000,000 shares
   authorized; 54,000,000 shares issued and outstanding
   as at September 30, 2012 and March 31, 2012                         54,000               54,000
  Additional paid-in capital                                            3,000                3,000
  Deficit accumulated during exploration stage                       (110,044)             (98,507)
                                                                   ----------           ----------
      TOTAL STOCKHOLDERS' EQUITY                                      (53,044)             (41,507)
                                                                   ----------           ----------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $   28,277           $    1,293
                                                                   ==========           ==========

                       See Notes to Financial Statements

                              Raider Ventures Inc.
                         (f/k/a Northern Minerals Inc.)
                         (An Exploration Stage Company)
                             Statement of Operations
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                                                              March 5, 2007
                                        Three Months      Three Months       Six Months       Six Months       (Inception)
                                           Ended             Ended             Ended            Ended            Through
                                        September 30,     September 30,     September 30,    September 30,     September 30,
                                            2012              2011              2012             2011              2012
                                        ------------      ------------      ------------     ------------      ------------
REVENUES
  Revenues                              $         --      $         --      $         --     $         --      $         --
                                        ------------      ------------      ------------     ------------      ------------
TOTAL REVENUES                                    --                --                --               --                --

EXPENSES
  Professional Fees                            4,230             1,500             8,230            7,500            53,230
  General & Administrative Expenses            1,720               935             3,146            1,620            56,653
                                        ------------      ------------      ------------     ------------      ------------
NET OPERATING LOSS                             5,950             2,435            11,376            9,120           109,883

OTHER EXPENSES
  Interest Expense                               161                --               161               --               161
                                        ------------      ------------      ------------     ------------      ------------

NET INCOME (LOSS)                       $     (6,112)     $     (2,435)     $    (11,538)    $     (9,120)     $   (110,044)
                                        ============      ============      ============     ============      ============

BASIC EARNINGS PER SHARE                $      (0.00)     $      (0.00)     $      (0.00)    $      (0.00)
                                        ============      ============      ============     ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                54,000,000        54,000,000        54,000,000       54,000,000
                                        ============      ============      ============     ============

                       See Notes to Financial Statements

                              Raider Ventures Inc.
                         (f/k/a Northern Minerals Inc.)
                         (An Exploration Stage Company)
                             Statement of Cash Flows
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                                                             March 5, 2007
                                                                     Six Months           Six Months          (Inception)
                                                                       Ended                Ended               Through
                                                                    September 30,        September 30,        September 30,
                                                                        2012                 2011                 2012
                                                                     ----------           ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                  $  (11,538)          $   (9,120)          $ (110,044)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
  Changes in operating assets and liabilities:
    Increase in Accounts Payable                                          3,360                6,960                3,360
    Increase in Accrued Interest                                            161                   --                  161
                                                                     ----------           ----------           ----------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (8,017)              (2,160)            (106,523)

CASH FLOWS FROM INVESTING ACTIVITIES

           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               --                   --                   --

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in Loan from a director                             5,000                  500               47,800
  Increase (decrease) in Note Payable                                    30,000                   --               30,000
  Issuance of common stock                                                   --                   --               57,000
                                                                     ----------           ----------           ----------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           35,000                  500              134,800
                                                                     ----------           ----------           ----------
NET INCREASE (DECREASE) IN CASH                                          26,983               (1,660)              28,277
CASH AT BEGINNING OF PERIOD                                               1,293                2,493                   --
                                                                     ----------           ----------           ----------

CASH AT END OF PERIOD                                                $   28,277           $      833           $   28,277
                                                                     ==========           ==========           ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
  Interest                                                           $       --           $       --           $       --
                                                                     ==========           ==========           ==========
  Income Taxes                                                       $       --           $       --           $       --
                                                                     ==========           ==========           ==========

                              RAIDER VENTURES INC.
                         (f/k/a NORTHERN MINERALS INC.)
                         (An Exploration Stage Company)
                     Notes to Condensed Financial Statements
                            As at September 30, 2012


NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Raider Ventures Inc. (f/k/a Northern Minerals Inc.), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Raider Ventures' Form 10-K filed with SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2012 as reported in the Form 10-K have been omitted. It is management's opinion that all adjustments necessary for a fair statement of the results of the interim periods have been made, and all adjustments are of a normal recurring nature.

NOTE 2. GOING CONCERN

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has limited operations and has sustained substantial operating losses in recent years resulting in a substantial accumulated deficit. The Company's cash requirements for working capital have been satisfied through loans from its majority shareholder and the Company expects to obtain additional capital through shareholder loans and/or a debt or equity financing to continue its operations. There is no assurance the Company will be successful in raising the needed additional capital or that such additional funds will be available for the Company on acceptable terms, if at all. The Company's President, who is also the majority shareholder, has orally agreed to fund its operations for the next twelve months, based on the Company's current level of expenditures, as necessary. However, the Company's need for capital may change dramatically if it acquires a suitable business opportunity during that period. In view of these matters, the continued existence of the Company is dependent upon its ability to meet its financing requirements on a continuing basis and to succeed in its future operations.

As of September 30, 2012, the Company has not generated revenues and has accumulated losses since inception. The continuation of Raider Ventures as a going concern is dependent upon the continued financial support from its shareholders, its ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding Raider Ventures' ability to continue as a going concern.

                              RAIDER VENTURES INC.
                         (f/k/a NORTHERN MINERALS INC.)
                         (An Exploration Stage Company)
                     Notes to Condensed Financial Statements
                            As at September 30, 2012


NOTE 3. LOAN PAYABLE - RELATED PARTY

As of September 30, 2012, $47,800 is owed to Damian O'Hara and is non interest bearing with no specific repayment terms.

NOTE 4. NOTE PAYABLE

As of September 30, 2012, there is a loan payable to an unrelated party for $30,000 principal and $161 accrued interest. The loan bears interest at 4% per annum and is due August 2013.

NOTE 5. STOCK TRANSACTIONS

Effective September 28, 2012, the Company effected a 10 for one forward stock split of its issued and outstanding common stock. As a result, its authorized capital increased from 75,000,000 to 750,000,000 shares of common stock with a par value of $0.001 and it's issued and outstanding shares increased from 5,400,000 shares of common stock to 54,000,000 shares of common stock. All share amounts have been retroactively adjusted for all periods presented. It also effected a name change from Northern Minerals, Inc. to Raider Ventures, Inc.

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

BUSINESS AND PLAN OF OPERATION

Raider Ventures was incorporated in the State of Nevada on March 5, 2007 as Northern Minerals, Inc. to engage in the acquisition, exploration and development of natural resource properties. We are an exploration stage company with no revenues or operating history.

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

On September 28, 2012, we filed Articles of Merger with the Nevada Secretary of State to change our name from "Northern Minerals Inc." to "Raider Ventures Inc.", to be effected by way of a merger with our wholly-owned subsidiary Raider Ventures Inc., which was created solely for the name change.

Also on September 28, 2012, we filed a Certificate of Change with the Nevada Secretary of State to give effect to a forward split of our authorized and issued and outstanding shares of common stock on a 10 new for one (1) old basis and, consequently, our authorized capital increased from 75,000,000 to 750,000,000 and correspondingly, our issued and outstanding shares of common stock increased from 5,400,000 to 54,000,000 shares of common stock, all with a par value of $0.001.

These amendments became effective on October 3, 2012 upon approval from the Financial Industry Regulatory Authority ("FINRA").

The forward split and name change became effective with the Over-the-Counter Bulletin Board at the opening of trading on October 3, 2012. After 30 business days from October 3, 2012, our ticker symbol will change from "NHMID" to "RDVN" to better reflect our new name.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at September 30, 2012 was $28,277 and outstanding liabilities were $81,321. We have sold $57,000 in equity securities since inception, $10,000 from the sale of 2,000,000 shares of stock to our officers and directors, $7,000 from the issuance of 1,400,000 shares of stock to a director in repayment of the funds paid by him for the acquisition of the mineral claim and $40,000 from the sale of 2,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on October 12, 2007. If we experience a shortfall of funds our director has agreed to continue to loan us funds, however he has no obligation to do so.

RESULTS OF OPERATIONS

We are still in our exploration stage and have no revenues to date. Our net loss since inception through September 30, 2012 was $110,044.

We incurred operating expenses of $5,950 and $2,345 for the three months ended September 30, 2012 and 2011, respectively. Our net losses for the same periods were $6,112 and $2,435, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the filing of our required statements with the Securities and Exchange Commission.

We incurred operating expenses of $11,376 and $9,120 for the six months ended September 30, 2012 and 2011, respectively. Our net losses for the same periods were $11,538 and $9,120, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the filing of our required statements with the Securities and Exchange Commission.

If we experience a shortage of funds we may utilize funds from our director, who has informally agreed to advance funds, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. If he fails to do so we may be required to terminate our business. We are an exploration stage company and have generated no revenue to date. Through September 30, 2012 the directors had loaned the company $47,800. Through September 30, 2012 we had sold $57,000 in equity securities to pay for our business operations. On February 18, 2008, we closed our offering pursuant to a SB-2 Registration Statement filed with the U.S. Securities and Exchange Commission, which became effective on October 12, 2007. We sold 2,000,000 shares of common stock to 30 unaffiliated shareholders at $.02 per share for total proceeds of $40,000.

Our prior auditor has issued a going concern opinion on the March 31, 2012 financial statements. As of September 30, 2012, the Company has not generated revenues and has accumulated losses since inception. The continuation of Raider Ventures as a going concern is dependent upon the continued financial support from its shareholders, its ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding Raider Ventures' ability to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Management maintains "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in Raider Ventures' Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that Raider Ventures' disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission's rules and forms.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in Raider Ventures' internal controls over financial reporting during the quarter ended September 30, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Raider Ventures is not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 1A. RISK FACTORS

There has been no change to the Risk Factors disclosed in our Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period covered by this report.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

The following events were reported on Form 8-K as filed on November 13, 2012:

On October 30, 2012, Damian O'Hara resigned as President, Chief Executive Officer, Treasurer, Chief Financial Officer and Director of the Company and Nicole O'Hara resigned as Secretary and Director of the Company.

Additionally, effective October 30, 2012, Larry Segal was appointed as President, Chief Executive Officer, Treasurer, Chief Financial Officer, Secretary and Director of the Company.

There are no understandings or arrangements between Mr. Segal and any other person pursuant to which he was appointed as sole Officer. Mr. Segal is now the sole Officer and Director of the Company.

LARRY SEGAL

Mr. Segal has over 25 years of broad-based business experience from start-ups to Fortune 500 companies, including: co-founding International Mari-Culture Technologies, Ltd. (New York, NY) and Aqua-Culture Technologies, Ltd. (New York,
NY) and founding Matanzas Media (Nashville, TN and Los Angeles, CA). Aqua-Culture Technologies, Ltd. was formed to build and maintain large-scale fish farms for the purpose of creating a renewable food source in developing nations. Matanzas Media developed promotions and events for high-profile destinations, and its clients included the Las Vegas Hilton and the La Quinta Resort & Club. Mr. Segal has also worked extensively in the film industry for such entities as Twentieth Century Fox, Paramount Pictures, Tri-Star Pictures, and Walt Disney Studios. He also served as a consultant to WorldCup USA 1994. Mr. Segal also has extensive legal experience in both the film industry and civil litigation, and served as an office of a publicly traded company (Razor Resources, Inc.) in 2011.

EXPERIENCE:

MATANZAS MEDIA Nashville, TN & Los Angeles, CA Founder, President/CEO 1989 - present

Matanzas Media was originally created to create a rival to Zagat's Restaurant Guides and has evolved over the years into a promotions and events for high-profile destinations, and its clients included KIIS-FM (the highest-rated radio station in the U.S.), the Las Vegas Hilton, and the La Quinta Resort & Club. Matanzas Media also worked with the La Quinta Resort & Club to develop a celebrity golf event to replace the Raymond Floyd Lexus Challenge, as well as to create an annual charity event to benefit the Billie Jean King Foundation.

RAZOR RESOURCES, INC. Los Angeles, CA
Director January 2011 - October 2011

Primarily responsible for reviewing analysts' research and consultants' reports and drafting related public relations statements.

BUILDING CAPITAL, INC. Palm Springs, CA
Branch Office Manger January 2005 - December 2008

Building Capital, Inc. is/was a Los Angeles-based commercial and residential mortgage broker and I owned and operated the Palm Springs, California branch.

AQUA-CULTURE TECHNOLOGIES, LTD. New York, NY
Co-founder, Vice President 1986-1987

Successor corporation to International Mari-Culture Technologies, Ltd.

INTERNATIONAL MARI-CULTURE TECHNOLOGIES, LTD. New York, NY
Co-founder, Corporate Secretary 1984-1986
International Mari-Culture Technologies, Ltd. IMT was formed to build and maintain large-scale fish farms (I.E., catfish) for the purpose of creating a renewable food source in developing nations. At its zenith, International Mari-Culture Technologies, Ltd. had over $2 billion in letters of intent from its nation clients.

EDUCATION
UNIVERSITY OF FLORIDA Gainesville, Florida

Bachelor of Arts in American Literature. 1978-1984, 1987
Concentrations in Creative Writing and Film Studies, with a minor in Economics.

The following events were reported on Form 8-K as filed on November 14, 2012:

CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

On November 2, 2012, Board of Directors of the registrant accepted the resignation of Hamilton P.C. as its independent registered public accounting firm. On the same date, the accounting firm of Kyle L. Tingle, CPA, LLC was engaged as the Registrant's new independent registered public accounting firm.

The Board of Directors of the Registrant and the Registrant's Audit Committee approved of the resignation of Hamilton, P.C. and the engagement of Kyle L. Tingle, CPA, LLC as its independent auditor.

None of the reports of Hamilton, P.C. on the financial statements of Raider Ventures Inc. for either of the year or subsequent interim periods contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Registrant's audited financial statements contained in its Form 10-K for the fiscal years ended March 31, 2012 a going concern qualification in the registrant's audited financial statements. We have had no disagreements with Hamilton, P.C., whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Hamilton, P.C's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on our financial statements.

We have provided Hamilton, P. C. with a copy of the foregoing disclosure, and have requested that it furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with such disclosure. A copy of the letter from Hamilton, P.C. as required by Item 304(a)(3) of Regulation S-K was included as an exhibit to the Form 8-K that was filed.

There were no other "reportable events" as that term is described in Item 304(a)(1)(iv) of Regulation S-B occurring within the registrant's two most recent fiscal years and the subsequent interim period ending November 2, 2012

On November 2, 2012, the registrant engaged Kyle L. Tingle, CPA, LLC as its independent accountant. During the most recent fiscal year, since inception, and the interim periods preceding the engagement, the registrant has not consulted Kyle L. Tingle, CPA, LLC regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

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

November 15, 2012                      Raider Ventures, Registrant


                                           /s/ Larry Segal
                                           -------------------------------------
                                       By: Larry Segal, President & Director
                                           (Chief Executive Officer, Principal
                                           Financial Officer & Principal
                                           Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Larry Segal                                                November 15, 2012
-------------------------------------                          -----------------
Larry Segal, President & Director                                    Date
(Chief Executive Officer, Principal
Financial Officer, Principal
Accounting Officer)