Form 10-Q
period 2012-12-31
Raider Ventures Inc.
filed 2013-02-14
CIK 1402486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2012

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

                         16133 Ventura Blvd., Suite 700
                                Encino, CA 91436
                                 (818) 995-9107
          (Address and telephone number of principal executive offices)

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

There were 54,000,000 shares of Common Stock outstanding as of February 14, 2013.

                              RAIDER VENTURES INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Financial Statements                                               3

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        10

Item 4.  Controls and Procedures                                           10

                                     Part II

Item 1.  Legal Proceedings                                                 12

Item 1A. Risk Factors                                                      12

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       12

Item 3.  Defaults Upon Senior Securities                                   12

Item 4.  Mine Safety Disclosures                                           12

Item 5.  Other Information                                                 12

Item 6.  Exhibits                                                          12

Signatures                                                                 13

ITEM 1. FINANCIAL STATEMENTS.

The following consolidated unaudited condensed financial statements of Raider Ventures Inc. (the "Company") for the nine-month period ended December 31, 2012 are included with this Quarterly Report on Form 10-Q:

     (a)  Condensed Balance Sheets as at December 31, 2012 and March 31, 2012.

     (b) Condensed Statements of Operations and Comprehensive Loss for (i) the three and nine months ended December 31, 2012 and 2011, and (ii) the cumulative period from inception (March 5, 2007) to December 31, 2012.

     (c) Condensed Statements of Cash Flows for (i) the nine months ended December 31, 2012 and 2011, and (ii) the cumulative period from inception (March 5, 2007) to December 31, 2012.

     (d)  Notes to Condensed Financial Statements.

                              RAIDER VENTURES INC.
                         (f/k/a NORTHERN MINERALS INC.)
                         (An Exploration Stage Company)
                            Condensed Balance Sheets
--------------------------------------------------------------------------------

                                                                       As of                As of
                                                                    December 31,          March 31,
                                                                       2012                 2012
                                                                    ----------           ----------
                                                                    (unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                              $   15,556           $    1,293
  Prepaid expenses                                                       3,000                   --
                                                                    ----------           ----------
      TOTAL CURRENT ASSETS                                              18,556                1,293
                                                                    ----------           ----------

                                                                    $   18,556           $    1,293
                                                                    ==========           ==========

                       LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                                  $     356            $       --
  Accrued interest                                                         537                   --
  Note payable                                                          80,000                   --
  Loan from a director                                                      --               42,800
                                                                    ----------           ----------
      TOTAL CURRENT LIABILITIES                                         80,893               42,800

      TOTAL LIABILITIES                                                 80,893               42,800

STOCKHOLDERS' DEFICIT
  Common stock, ($0.001 par value, 750,000,000 shares
   authorized; 54,000,000 shares issued and outstanding
   as at December 31, 2012 and March 31, 2012                           54,000               54,000
  Additional paid-in capital                                             3,000                3,000
  Deficit accumulated during exploration stage                        (119,336)             (98,507)
                                                                    ----------           ----------
TOTAL STOCKHOLDERS' DEFICIT                                            (62,336)             (41,507)
                                                                    ----------           ----------

      TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                     $   18,556           $    1,293
                                                                    ==========           ==========


                   See Notes to Condensed Financial Statements

                              RAIDER VENTURES INC.
                         (f/k/a NORTHERN MINERALS INC.)
                         (An Exploration Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                            March 5, 2007
                                       Three Months     Three Months      Nine Months      Nine Months       (inception)
                                          Ended            Ended             Ended            Ended            through
                                       December 31,     December 31,      December 31,     December 31,      December 31,
                                          2012             2011              2012             2011              2012
                                      ------------     ------------      ------------     ------------      ------------
REVENUES
  Revenues                            $         --     $         --      $         --     $         --      $         --
                                      ------------     ------------      ------------     ------------      ------------
TOTAL REVENUES                                  --               --                --               --                --

EXPENSES
  Professional fees                          4,632            1,500            12,861            9,000            57,861
  General & administrative expenses          4,285            1,150             7,431            2,770            60,938
                                      ------------     ------------      ------------     ------------      ------------
NET OPERATING LOSS                           8,917            2,650            20,293           11,770           118,800

OTHER EXPENSES
  Interest expense                             375               --               537               --               537
                                      ------------     ------------      ------------     ------------      ------------

NET (LOSS)                            $     (9,292)    $     (2,650)     $    (20,829)    $    (11,770)     $   (119,336)
                                      ============     ============      ============     ============      ============

BASIC EARNINGS PER SHARE              $      (0.00)    $      (0.00)     $      (0.00)    $      (0.00)
                                      ============     ============      ============     ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING              54,000,000       54,000,000        54,000,000       54,000,000
                                      ============     ============      ============     ============


                   See Notes to Condensed Financial Statements

                              RAIDER VENTURES INC.
                         (f/k/a NORTHERN MINERALS INC.)
                         (An Exploration Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                         March 5, 2007
                                                                     Nine Months        Nine Months       (inception)
                                                                        Ended              Ended            through
                                                                     December 31,       December 31,      December 31,
                                                                         2012               2011              2012
                                                                      ----------         ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                          $  (20,829)        $  (11,770)       $ (119,336)
  Adjustments to reconcile net loss to net cash
   (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in prepaid expenses                              (3,000)                --            (3,000)
    Increase (decrease) in accounts payable and accrued interest            893             (1,000)              893
                                                                     ----------         ----------        ----------
          NET CASH (USED IN) OPERATING ACTIVITIES                       (22,937)           (12,770)         (121,444)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --                --

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in loan from a director                           (42,800)            15,500                --
  Increase (decrease) in note payable                                    80,000                 --            80,000
  Issuance of common stock                                                   --                 --            57,000
                                                                     ----------         ----------        ----------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                      37,200             15,500           137,000
                                                                     ----------         ----------        ----------

NET INCREASE IN CASH                                                     14,263              2,730            15,556

CASH AT BEGINNING OF PERIOD                                               1,293              2,493                --
                                                                     ----------         ----------        ----------

CASH AT END OF PERIOD                                                $   15,556         $    5,223        $   15,556
                                                                     ==========         ==========        ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                           $       --         $       --        $       --
                                                                     ==========         ==========        ==========

  Income Taxes                                                       $       --         $       --        $       --
                                                                     ==========         ==========        ==========


                   See Notes to Condensed Financial Statements

                              RAIDER VENTURES INC.
                         (f/k/a NORTHERN MINERALS INC.)
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             As at December 31, 2012
--------------------------------------------------------------------------------

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

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $119,336 since inception. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from any business the Company engages in. The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. These factors raise substantial doubt regarding Raider Ventures' ability to continue as a going concern. If we experience a shortfall of funds, our director has agreed to continue to loan us funds; however, he has no obligation to do so.

NOTE 3. LOAN PAYABLE - RELATED PARTY

The Company neither owns nor leases any real or personal property. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts. As of December 31, 2012 and March 31, 2012, related party payable was $0 and $42,800, respectively. The amount owed to a former officer was repaid on December 20, 2012.

                              RAIDER VENTURES INC.
                         (f/k/a NORTHERN MINERALS INC.)
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             As at December 31, 2012
--------------------------------------------------------------------------------

NOTE 4. NOTES PAYABLE

Notes payable as of December 31, 2012 are:

Unsecured promissory note payable, dated August 13, 2012
bearing interest at 4% per annum, due August 13, 2013                   $30,000

Unsecured promissory note payable, dated December 17, 2012
bearing interest at 4% per annum, due December 17, 2013                  50,000
                                                                        -------

                                                                        $80,000
                                                                        =======

Interest expense incurred under debt obligations amounted to $375 and $0 for the three months ended December 31, 2012 and 2011, respectively, and $537 and $0 for the nine months ended December 31, 2012 and 2011, respectively. Accrued interest was $537 and $0 as of December 31, 2012 and March 31, 2012, respectively.

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

Also on September 28, 2012, we filed a Certificate of Change with the Nevada Secretary of State to give effect to a forward split of our authorized and issued and outstanding shares of common stock on a ten (10) new for one (1) old basis and, consequently, our authorized capital increased from 75,000,000 to 750,000,000 and correspondingly, our issued and outstanding shares of common stock increased from 5,400,000 to 54,000,000 shares of common stock, all with a par value of $0.001.

These amendments became effective on October 3, 2012 upon approval from the Financial Industry Regulatory Authority ("FINRA").

The forward split and name change became effective with the Over-the-Counter Bulletin Board at the opening of trading on October 3, 2012. After 30 business days from October 3, 2012, our ticker symbol was changed from "NHMID" to "RDVN" to better reflect our new name.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at December 31, 2012 was $15,556 and outstanding liabilities were $80,893. We have sold $57,000 in equity securities since inception, $10,000 from the sale of 2,000,000 shares of stock to our officers and directors, $7,000 from the issuance of 1,400,000 shares of stock to a director in repayment of the funds paid by him for the acquisition of the mineral claim and $40,000 from the sale of 2,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on October 12, 2007. If we experience a shortfall of funds, our director has agreed to continue to loan us funds; however, he has no obligation to do so.

As of December 31, 2012, there are loans payable to an unrelated party for $80,000 principal and $537 accrued interest. The loans bear interest at 4% per annum and are due August 2013 and December 2013.

RESULTS OF OPERATIONS

We are still in our exploration stage and have no revenues to date. Our net loss since inception through December 31, 2012 was $119,336.

We incurred operating expenses of $8,917 and $2,650 for the three months ended December 31, 2012 and 2011, respectively. Our net losses for the same periods were $9,292 and $2,650, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day-to-day operation of our business and the filing of our required statements with the Securities and Exchange Commission.

We incurred operating expenses of $20,293 and $11,770 for the nine months ended December 31, 2012 and 2011, respectively. Our net losses for the same periods were $20,829 and $11,770, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day-to-day operation of our business and the filing of our required statements with the Securities and Exchange Commission.

If we experience a shortage of funds we may utilize funds from our Director, who has informally agreed to advance funds, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. If he fails to do so we may be required to terminate our business. We are an exploration stage company and have generated no revenue to date. Through December 31, 2012 we had sold $57,000 in equity securities to pay for our business operations. On February 18, 2008, we closed our offering pursuant to a SB-2 Registration Statement filed with the U.S. Securities and Exchange Commission, which became effective on October 12, 2007. We sold 2,000,000 shares of common stock to 30 unaffiliated shareholders at $.02 per share for total proceeds of $40,000.

Our prior auditor has issued a going concern opinion on the March 31, 2012 financial statements. As of December 31, 2012, the Company has not generated revenues and has accumulated losses since inception. The continuation of Raider Ventures as a going concern is dependent upon the continued financial support from its shareholders, its ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding Raider Ventures' ability to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in Raider Ventures' internal controls over financial reporting during the quarter ended December 31, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

ITEM 4. MINE SAFETY DISCLOSURES.

None.

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

February 14, 2013              Raider Ventures, Registrant


                                   /s/ Larry Segal
                                   ---------------------------------------------
                               By: Larry Segal, President & Director
                                   (Chief Executive Officer, Principal Financial Officer & Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Larry Segal                                              February 14, 2013
----------------------------------                           -----------------
Larry Segal, President & Director                                  Date
(Chief Executive Officer,
Principal Financial Officer,
Principal Accounting Officer)