Form 10-K
period 2013-03-31
Integrated Electric Systems Corp.
filed 2013-07-16
CIK 1402486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURUTIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2013

                        Commission file number 000-54667

                        INTEGRATED ELECTRIC SYSTEMS CORP.
        (Exact name of small business issuer as specified in its charter)

                              RAIDER VENTURES INC.
                     (Former Name of small business issuer)

           NEVADA                                                 20-8624019
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                         16133 Ventura Blvd., Suite 700
                                Encino, CA 91436
               (Address of Principal Executive Offices & Zip Code)

                                 (818) 995-9107
                               (Telephone Number)

                                   Larry Segal
                         16133 Ventura Blvd., Suite 700
                                Encino, CA 91436
                                  (818)995-9107
            (Name, Address and Telephone Number of Agent for Service)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of July 12, 2013, the registrant had 54,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of July 12, 2013.

                        INTEGRATED ELECTRIC SYSTEMS CORP.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                            3
Item 1A. Risk Factors                                                        4
Item 2.  Properties                                                          5
Item 3.  Legal Proceedings                                                   5
Item 4.  Mine Safety Disclosures                                             5

                                     Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                   5
Item 6.  Selected Financial Data                                             7
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           7
Item 7A  Quantitative and Qualitative Disclosures About Market Risk          9
Item 8.  Financial Statements and Supplementary Data                        10
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                           21
Item 9A. Controls and Procedures                                            21

                                    Part III

Item 10. Directors and Executive Officers                                   23
Item 11. Executive Compensation                                             26
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                    27
Item 13. Certain Relationships and Related Transactions                     27
Item 14. Principal Accounting Fees and Services                             27

                                     Part IV

Item 15. Exhibits                                                           28

Signatures                                                                  28

                                     PART I

ITEM 1. BUSINESS

Integrated Electric Systems Corp (formerly known as Raider Ventures, Inc.) was incorporated in the State of Nevada on March 5, 2007 as Northern Minerals, Inc. We are a development stage company with no revenues and a limited operating history.

Our original business was to engage in the acquisition, exploration and development of natural resource properties. We received the results of Phase 1 and Phase 1A of the exploration program from the consulting geologist. The findings were not promising and management determined it was in the best interests of the shareholders to allow the claim to lapse.

During the next twelve months we anticipate spending approximately $10,000 on professional fees, including fees payable in complying with reporting obligations, and general administrative costs.

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

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

We have not expended funds for research and development costs during the last two years.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

Our only employee is our officer Larry Segal who currently devotes 3 hours per week to company matters. He has agreed to devote as much time as the board of directors determines is necessary to manage the affairs of the company. There is no formal employment agreement between the company and our current employee.

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

ITEM 1A. RISK FACTORS

BECAUSE OUR CONTINUATION AS A GOING CONCERN IS IN DOUBT, WE WILL BE FORCED TO CEASE BUSINESS OPERATIONS UNLESS WE CAN GENERATE PROFIT IN THE FUTURE.

The report of our independent accountant to our audited financial statements for the year ended March 31, 2013 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are that we have no source of revenue and our dependence upon obtaining adequate financing. If we are not able to continue as a going concern, it is likely investors will lose all of their investment.

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

BECAUSE OUR DIRECTOR HAS OTHER BUSINESS INTERESTS, HE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Our president and director, Larry Segal, currently devotes approximately 7% of his business time (3 hours per week) to the company. While he presently possesses adequate time to attend to our interests, it is possible that the demands on him from their other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business.

ITEM 2. PROPERTIES

We do not currently own any property. We currently lease office facilities at 16133 Ventura Blvd., Suite 700, Encino, CA for $149.00 per month on an annual lease basis. The facilities include reception, telephone, fax, and office facilities. Management believes the current premises are sufficient for its needs at this time.

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

ITEM 4. MINE SAFETY DISCLOSURES

N/A.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our shares are quoted on the OTC Electronic Bulletin Board (OTCBB) under the symbol "ISSP". The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter securities. Securities quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time. There has been no active trading of our securities, and, therefore, no high and low bid pricing. As of the date of this report the company had 32 shareholders of record. We have paid no cash dividends and have no outstanding options.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Integrated Electric Systems Corp (formerly known as Raider Ventures, Inc.) was incorporated in the State of Nevada on March 5, 2007 as Northern Minerals, Inc. We are a development stage company with no revenues or operating history.

Our original business was to engage in the acquisition, exploration and development of natural resource properties. We received the results of Phase 1 and Phase 1A of the exploration program from the consulting geologist. The findings were not promising and management determined it was in the best interests of the shareholders to allow the claim to lapse.

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

On March 19, 2013, our Board of Directors approved an agreement and plan of merger to merge with and into our wholly-owned subsidiary Integrated Electric Systems Corp., a Nevada corporation, to effect a name change from Raider Ventures Inc. to Integrated Electric Systems Corp. Integrated Electric Systems Corp. was created solely for the name change.

The name change became effective with the Over-the-Counter Bulletin Board at the opening of trading on April 1, 2013 under the company's new symbol "ISSP".

As a result, we are investigating other properties on which exploration could be conducted and other business opportunities to enhance shareholder value. During the next twelve months we anticipate spending approximately $10,000 on professional fees, including fees payable in complying with reporting obligations, and general administrative costs.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at March 31, 2013 was $7,156 and outstanding liabilities were $86,519. We have sold $57,000 in equity securities since inception, $10,000 from the sale of 2,000,000 shares of stock to our officers and directors, $7,000 from the issuance of 1,400,000 shares of stock to a director in repayment of the funds paid by him for the acquisition of the mineral claim and $40,000 from the sale of 2,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on October 12, 2007. If we experience a shortfall of funds, our director has agreed to continue to loan us funds; however, he has no obligation to do so.

As of March 31, 2013, there are loans payable to an unrelated party for $80,000 principal and $1,337 accrued interest. The loans bear interest at 4% per annum and are due August 2013 and December 2013.

RESULTS OF OPERATIONS

We are still in our development stage and have no revenues to date. Our net loss since inception through March 31, 2013 was $133,373.

We incurred operating expenses of $33,529 and $14,880 for the years ended March 31, 2013 and 2012, respectively. These expenses consisted of professional fees and general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. Our net loss from inception (March 5, 2007) through March 31, 2013 was $133,373.

Our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at March 31, 2013 was $7,156 and outstanding liabilities were $86,519. We have sold $57,000 in equity securities since inception, $10,000 from the sale of 2,000,000 shares of stock to our officers and directors, $7,000 from the issuance of 1,400,000 shares of stock to a director in repayment of the funds paid by him for the acquisition of the mineral claim and $40,000 from the sale of 2,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on October 12, 2007. If we experience a shortfall of funds, our director has agreed to continue to loan us funds; however, he has no obligation to do so.

As of March 31, 2013, there are loans payable to an unrelated party for $80,000 principal and $1,337 accrued interest. The loans bear interest at 4% per annum and are due August 2013 and December 2013.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

PLAN OF OPERATION

We are investigating other properties on which exploration could be conducted and other business opportunities to enhance shareholder value. During the next twelve months we anticipate spending approximately $10,000 on professional fees, including fees payable in complying with reporting obligations, and general administrative costs.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a "smaller reporting company" as defined in Item 10(f)(1) of SEC regulation S-K.

ITEM 8. FINANCIAL STATEMENTS


                    [LETTERHEAD OF KYLE L. TINGLE, CPA, LLC]


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Integrated Electric Systems Corp. f/k/a/ Raider Ventures, Inc.
f/k/a Northern Minerals, Inc.

We have audited the accompanying balance sheets of Integrated Electric Systems, Inc. as of March 31, 2013 and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Integrated Electric Systems Corp. as of March 31, 2012, were audited by other auditors. Those auditors expressed an unqualified opinion on those financial statements in their report dated June 4, 2012.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Integrated Electric Systems Corp. as of March 31, 2013 and the results of its operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has limited operations and has limited established sources of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Kyle L. Tingle, CPA, LLC
------------------------------------
Kyle L. Tingle, CPA, LLC

June 26, 2013
Las Vegas, Nevada

                        INTEGRATED ELECTRIC SYSTEMS CORP.
           (f/k/a RAIDER VENTURES INC. f/k/a NORTHERN MINERALS, INC.)
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                       As of                As of
                                                                  March 31, 2013       March 31, 2012
                                                                  --------------       --------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                              $    7,156           $    1,293
  Prepaid expenses                                                       2,990                   --
                                                                    ----------           ----------
TOTAL CURRENT ASSETS                                                    10,146                1,293
                                                                    ----------           ----------

      TOTAL ASSETS                                                  $   10,146           $    1,293
                                                                    ==========           ==========

                       LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                                  $    5,182           $       --
  Accrued interest                                                       1,337                   --
  Note payable                                                          80,000                   --
  Loan from a director                                                      --               42,800
                                                                    ----------           ----------
TOTAL CURRENT LIABILITIES                                               86,519               42,800


      TOTAL LIABILITIES                                                 86,519               42,800

STOCKHOLDERS' DEFICIT
  Common stock, $0.001 par value, 750,000,000 shares
   authorized; 54,000,000 shares issued and outstanding as
   at March 31, 2013 and March 31, 2012                                 54,000               54,000
  Additional paid-in capital                                             3,000                3,000
  Deficit accumulated during development stage                        (133,373)             (98,507)
                                                                    ----------           ----------
TOTAL STOCKHOLDERS' DEFICIT                                            (76,373)             (41,507)
                                                                    ----------           ----------

      TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                     $   10,146           $    1,293
                                                                    ==========           ==========


                       See Notes to Financial Statements.

                        INTEGRATED ELECTRIC SYSTEMS CORP.
           (f/k/a RAIDER VENTURES INC. f/k/a NORTHERN MINERALS, INC.)
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                            March 5, 2007
                                                                                             (inception)
                                                Year Ended             Year Ended              through
                                              March 31, 2013         March 31, 2012         March 31, 2013
                                              --------------         --------------         --------------
REVENUES
  Revenues                                     $         --           $         --           $         --
                                               ------------           ------------           ------------
TOTAL REVENUES                                           --                     --                     --

EXPENSES
  Professional fees                                  19,644                 10,500                 64,644
  General and administrative expenses                13,885                  4,380                 67,392
                                               ------------           ------------           ------------
NET OPERATING LOSS                                   33,529                 14,880                132,036

OTHER EXPENSES
  Interest expense                                    1,337                     --                  1,337
                                               ------------           ------------           ------------

NET LOSS                                       $    (34,866)          $    (14,880)          $   (133,373)
                                               ============           ============           ============

BASIC AND DILUTED LOSS PER SHARE               $      (0.00)          $      (0.00)
                                               ============           ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                       54,000,000             54,000,000
                                               ============           ============


                       See Notes to Financial Statements.

                        INTEGRATED ELECTRIC SYSTEMS CORP.
           (f/k/a RAIDER VENTURES INC. f/k/a NORTHERN MINERALS, INC.)
                          (A Development Stage Company)
             Statement of Changes in Stockholders' Equity (Deficit)
              From March 5, 2007 (Inception) through March 31, 2013
--------------------------------------------------------------------------------

                                                                                          Deficit
                                                                                         Accumulated
                                                                Common      Additional     During
                                                  Common        Stock        Paid-in     Exploration
                                                  Stock         Amount       Capital       Stage          Total
                                                  -----         ------       -------       -----          -----
BALANCE, MARCH 5, 2007                                 --       $   --      $     --     $      --      $     --

Stock issued for cash on March 5, 2007
 @ $0.005 per share                            10,000,000          100         4,900                       5,000

Stock issued for mining claims on
 March 29, 2007 @ $0.005 per share             14,000,000          140         6,860                       7,000

Net loss,  March 31, 2007                              --           --            --        (7,415)       (7,415)
                                               ----------       ------      --------     ---------      --------
BALANCE, MARCH 31, 2007                        24,000,000          240        11,760        (7,415)        4,585
                                               ----------       ------      --------     ---------      --------
Stock issued for cash on July 3, 2007          10,000,000          100         4,900                       5,000
 @ $0.005 per share

Stock issued for cash on February 18, 2008     20,000,000          200        39,800                      40,000
 @ $0.02 per share

Net loss, March 31, 2008                               --           --            --       (26,264)      (26,264)
                                               ----------       ------      --------     ---------      --------
BALANCE, MARCH 31, 2008                        54,000,000          540        56,460       (33,679)       23,321
                                               ----------       ------      --------     ---------      --------
Net loss, March 31, 2009                               --           --            --       (27,274)      (27,274)
                                               ----------       ------      --------     ---------      --------
BALANCE, MARCH 31, 2009                        54,000,000          540        56,460       (60,953)       (3,953)
                                               ----------       ------      --------     ---------      --------
Net loss, March 31, 2010                               --           --            --       (11,499)      (11,499)
                                               ----------       ------      --------     ---------      --------
BALANCE, MARCH 31, 2010                        54,000,000          540        56,460       (72,452)      (15,452)
                                               ----------       ------      --------     ---------      --------
Net loss, March 31, 2011                               --           --            --       (11,175)      (11,175)
                                               ----------       ------      --------     ---------      --------
BALANCE, MARCH 31, 2011                        54,000,000          540        56,460       (83,627)      (26,627)
                                               ----------       ------      --------     ---------      --------
Net loss, March 31, 2012                               --           --            --       (14,880)      (14,880)
                                               ----------       ------      --------     ---------      --------
BALANCE, MARCH 31, 2012                        54,000,000          540        56,460       (98,507)      (41,507)
                                               ----------       ------      --------     ---------      --------
Net loss, March 31, 2013                               --           --            --       (34,866)      (34,866)
                                               ----------       ------      --------     ---------      --------

BALANCE, MARCH 31, 2013                        54,000,000       $  540      $ 56,460     $(133,373)     $(76,373)
                                               ==========       ======      ========     =========      ========


                       See Notes to Financial Statements.

                        INTEGRATED ELECTRIC SYSTEMS CORP.
           (f/k/a RAIDER VENTURES INC. f/k/a NORTHERN MINERALS, INC.)
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                         March 5, 2007
                                                                                                          (inception)
                                                                 Year Ended           Year Ended            through
                                                               March 31, 2013       March 31, 2012       March 31, 2013
                                                               --------------       --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                       $  (34,866)          $  (14,880)          $ (133,373)
  Adjustments to reconcile net loss to net cash
   used in operating activities:

  Changes in operating assets and liabilities:
    Prepaid expenses                                                 (2,990)                  --               (2,990)
    Accounts payable and accrued liabilities                          6,519               (1,820)               6,519
                                                                 ----------           ----------           ----------
          NET CASH USED IN OPERATING ACTIVITIES                     (31,337)             (16,700)            (129,844)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                   --                   --

CASH FLOWS FROM FINANCING ACTIVITIES
  Payment for / from a director                                     (42,800)              15,500                   --
  Proceeds from notes payable                                        80,000               80,000
  Issuance of common stock                                               --                   --               57,000
                                                                 ----------           ----------           ----------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                  37,200               15,500              137,000
                                                                 ----------           ----------           ----------

NET INCREASE (DECREASE) IN CASH                                       5,863               (1,200)               7,156

CASH AT BEGINNING OF PERIOD                                           1,293                2,493                   --
                                                                 ----------           ----------           ----------

CASH AT END OF PERIOD                                            $    7,156           $    1,293           $    7,156
                                                                 ==========           ==========           ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                       $       --           $       --           $       --
                                                                 ==========           ==========           ==========

  Income Taxes                                                   $       --           $       --           $       --
                                                                 ==========           ==========           ==========


                       See Notes to Financial Statements.

                        INTEGRATED ELECTRIC SYSTEMS CORP.
           (f/k/a RAIDER VENTURES INC. f/k/a NORTHERN MINERALS, INC.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As at March 31, 2013
--------------------------------------------------------------------------------

NOTE 1 - NATURE AND PURPOSE OF BUSINESS

Integrated Electric Systems Corp. (formerly Raider Ventures Inc. formerly Northern Minerals, Inc., the "Company") was incorporated under the laws of the State of Nevada on March 5, 2007. The Company's activities to date have been limited to organization and capital formation. The Company is "a development stage company" and had acquired a series of mining claims for exploration. The Company conducted exploration activities and determined that its claims did not warrant any further exploration and now the Company is looking for other potential business opportunities.

The Company has not earned any revenue from limited principal operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Entity" as set forth in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915. Among the disclosures required by FASB ASC Topic 915 are that the Company's financial statements be identified as those of a development stage company, and that the statements of earnings, retained earnings and stockholders' equity and cash flows disclose activity since the date of the Company's inception. All losses accumulated since inception have been considered as part of the Company's development stage activities.

NOTE 2 - NATURE OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of March 31, 2013 and 2012.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Actual results could differ from those estimates.

                        INTEGRATED ELECTRIC SYSTEMS CORP.
           (f/k/a RAIDER VENTURES INC. f/k/a NORTHERN MINERALS, INC.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As at March 31, 2013
--------------------------------------------------------------------------------

NOTE 2 - NATURE OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows the guidelines in FASB ASC Topic 820 "Fair Value Measurements and Disclosures". Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 -- Quoted prices in active markets for identical assets or liabilities.

Level 2 -- Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3--inputs are generally unobservable and typically reflect management's estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

ASC Topic 820, in and of itself, does not require any fair value measurements. As at March 31, 2013 and March 31, 2012, the Company did not have assets or liabilities subject to fair value measurement.

EARNINGS PER SHARE

The Company reports basic loss per share in accordance with FASB ASC Topic 260 "Earnings Per Share" ("EPS"). Basic loss per share is based on the weighted average number of common shares outstanding and diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net loss (numerator) applicable to common stockholders by the weighted average number of common shares outstanding (denominator) for the period. There are no potentially dilutive securities outstanding and therefore, diluted earnings per share on not presented. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

                        INTEGRATED ELECTRIC SYSTEMS CORP.
           (f/k/a RAIDER VENTURES INC. f/k/a NORTHERN MINERALS, INC.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As at March 31, 2013
--------------------------------------------------------------------------------

NOTE 2 - NATURE OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

Income taxes are provided in accordance with FASB ASC No. 740, "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

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

NOTE 3 - COMMON STOCK

Transactions, other than employees' stock issuance, are in accordance with FASB ASC No. 505. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with ASC No. 718. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

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

                        INTEGRATED ELECTRIC SYSTEMS CORP.
           (f/k/a RAIDER VENTURES INC. f/k/a NORTHERN MINERALS, INC.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As at March 31, 2013
--------------------------------------------------------------------------------

NOTE 3 - COMMON STOCK (CONTINUED)

On September 28, 2012, the Company affected a 10:1 stock split increasing the number of shares outstanding from 5,400,000 to 54,000,000 shares.

NOTE 4 - RELATED PARTY TRANSACTIONS

Lawrence G. Segal, the sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, thus he may face a conflict in selecting between the Company and their other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

For the period ending March 31, 2013 and 2012, payroll expenses of $5,000 and $0 were incurred by the officer.

NOTE 5 - NOTES PAYABLE

Notes payable as of March 31, 2013 are:

Unsecured promissory note payable, dated August 13, 2012
 bearing interest at 4% per annum, due August 13, 2013              $ 30,000

Unsecured promissory note payable, dated December 18, 2012
 bearing interest at 4% per annum, due December 18, 2013              50,000
                                                                    --------

                                                                    $ 80,000
                                                                    ========

Interest expense incurred under debt obligations amounted to $1,337 and $0 for the twelve months ended March 31, 2013 and 2012, respectively. Accrued interest was $1,337 and $0 as of March 31, 2013 and March 31, 2012, respectively.

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $133,373 since inception. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from any business the Company engages in. The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                        INTEGRATED ELECTRIC SYSTEMS CORP.
           (f/k/a RAIDER VENTURES INC. f/k/a NORTHERN MINERALS, INC.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As at March 31, 2013
--------------------------------------------------------------------------------

NOTE 7 - INCOME TAX

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the twelve-months ended March 31, 2013 and 2012, or during the prior three years applicable under FASB ASC
740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet. The Company is in the process of filing appropriate returns for the Company.

The component of the Company's deferred tax assets as of March 31, 2013 and 20121 are as follows:

                                                      2012             2011
                                                    --------         --------
Net operating loss carry forward                    $ 46,681         $ 34,478
Valuation allowance                                  (46,681)         (34,478)
                                                    --------         --------

Net deferred tax asset                              $     --         $     --
                                                    ========         ========

A reconciliation of income taxes computed at the 35% statutory rate to the income tax recorded is as follows:

                                       2012           2011       Since Inception
                                     --------       --------     ---------------
Net operating loss carry forward     $ 12,203       $  5,208         $ 46,681
Valuation allowance                   (12,203)        (5,208)         (46,681)
                                     --------       --------         --------

Net deferred tax asset               $     --       $     --         $     --
                                     ========       ========         ========

The Company did not pay any income taxes during the periods ended March 31, 2013 and since inception.

                        INTEGRATED ELECTRIC SYSTEMS CORP.
           (f/k/a RAIDER VENTURES INC. f/k/a NORTHERN MINERALS, INC.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As at March 31, 2013
--------------------------------------------------------------------------------

NOTE 7 - INCOME TAX (CONTINUED)

The net federal operating loss carry forward will expire from 2027 and 2033. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 8 -SUBSEQUENT EVENTS

On June 13, 2013, the Company received $20,000 for a 4% promissory note payable of $20,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

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

None of the reports of Hamilton, P.C. on the financial statements of Raider Ventures Inc. for either of the year or subsequent interim periods contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Registrant's audited financial statements contained in its Form 10-K for the fiscal years ended March 31, 2012 a going concern qualification in the registrant's audited financial statements. We have had no disagreements with Hamilton, P.C., whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Hamilton, P.C satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on our financial statements.

We have provided Hamilton, P. C. with a copy of the foregoing disclosure, and have requested that it furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with such disclosure. The letter is included as an Exhibit to the Form 8-K filed by the company on November 14, 2012.

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of March 31, 2013, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The officer and director of Integrated Electric Systems Corp., whose one year term will expire 3/1/14, or at such a time as his successor(s) shall be elected and qualified is as follows:

Name & Address         Age     Position      Date First Elected    Term Expires
--------------         ---     --------      ------------------    ------------

Larry Segal            52      President,        10/20/2012          3/1/2014
16133 Ventura Blvd.            Secretary,
Suite 700                      Treasurer,
Encino, CA  91436              CFO, CEO &,
                               Director

The foregoing person is a promoter of Integrated Electric Systems Corp., as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

BACKGROUND INFORMATION FOR LARRY SEGAL

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

BUILDING CAPITAL, INC. Palm Springs, CA
Branch Office Manger January 2005 - December 2008

Building Capital, Inc. is/was a Los Angeles-based commercial and residential mortgage broker and he owned and operated the Palm Springs, California branch.

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

CONFLICT OF INTEREST

Our Officer and Director does not currently devote all of his business time to our operations.

CODE OF ETHICS

We do not currently have a code of ethics, because we have only limited business operations and only two officers and directors, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Larry Segal,    2013     0         0           0            0          0            0             0         0
CEO,            2012     0         0           0            0          0            0             0         0
President,
Director

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                          Equity                                                      Number of    Value of
                                         Incentive                            Number                  Unearned     Unearned
                                        Plan Awards;                            of         Market      Shares,      Shares,
           Number of      Number of      Number of                            Shares      Value of    Units or     Units or
          Securities     Securities     Securities                           or Units    Shares or     Other         Other
          Underlying     Underlying     Underlying                           of Stock     Units of     Rights       Rights
          Unexercised    Unexercised    Unexercised   Option      Option       That      Stock That     That         That
          Options (#)    Options (#)     Unearned     Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name      Exercisable   Unexercisable   Options (#)    Price       Date      Vested(#)     Vested      Vested       Vested
----      -----------   -------------   -----------    -----       ----      ---------     ------      ------       ------

Larry Segal    0              0              0           0           0           0            0           0            0

                              DIRECTOR COMPENSATION

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----

Larry Segal          0         0           0            0                0               0            0

There are no current employment agreements between the company and its executive officer.

Mr. Segal currently devotes approximately 3 hours each per week to manage the affairs of the company. He has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of Integrated Electric Systems Corp. voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock:

               Name of                     No. of            Percentage
         Beneficial Owner (1)              Shares           of Ownership
         --------------------              ------           ------------

     Larry Segal (1)                             0                0%

     All Officers and
      Directors as a Group                       0                0%

     Damian O'Hara                       1,900,000               35%

     Nicole O'Hara                       1,500,000               27%

----------
(1) The person named may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services were $9,800 for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended March 31, 2013.

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

                                     PART IV

ITEM 15.  EXHIBITS

The following exhibits are included with this filing. Those marked with an asterisk and required to be filed herehunder, are incorporated by reference can be found in their entirety in our original SB-2 Registration Statement filed under SEC File Number 333-144840, at the SEC website at www.sec.gov:

 Exhibit
 Number                           Description
 ------                           -----------

 * 3(i)           Articles of Incorporation
 * 3(ii)          Bylaws
  31              Sec. 302 Certification of CEO/CFO
  32              Sec. 906 Certification of CEO/CFO
**101             Interactive data files pursuant to Rule 405 of Regulation S-T

----------
** To be filed by amendment.

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-K and authorized this report to be signed on its behalf by the undersigned, in the city of Encino, CA, on July 12, 2013.

                               Integrated Electric Systems Corp., Registrant


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


/s/ Larry Segal                                                  July 12, 2013
---------------------------------                                -------------
Larry Segal, President & Director                                     Date
(Chief Executive Officer,
Principal Financial Officer,
Principal Accounting Officer)