Form 10-Q
period 2013-06-30
Integrated Electric Systems Corp.
filed 2013-08-14
CIK 1402486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2013

                        Commission File Number 000-54667


                        INTEGRATED ELECTRIC SYSTEMS CORP.
                 (Name of small business issuer in its charter)

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

                                 (818) 995-9107
                               (Telephone Number)

                                   Larry Segal
                         16133 Ventura Blvd., Suite 700
                                Encino, CA 91436
                                 (818) 995-9107
            (Name, Address and Telephone Number of Agent for Service)

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

There were 54,000,000 shares of Common Stock outstanding as of August 14, 2013.

                        INTEGRATED ELECTRIC SYSTEMS CORP.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Condensed Financial Statements                                     3

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         9

Item 4.  Controls and Procedures                                            9

                                     Part II

Item 1.  Legal Proceedings                                                 10

Item 1A. Risk Factors                                                      10

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       10

Item 3.  Defaults Upon Senior Securities                                   10

Item 4.  Mine Safety Disclosures                                           10

Item 5.  Other Information                                                 10

Item 6.  Exhibits                                                          11

Signatures                                                                 12

ITEM 1. FINANCIAL STATEMENTS.

The following interim unaudited condensed financial statements of Integrated Electric Systems Corp. (the "Company") for the three month period ended June 30, 2013 are included with this Quarterly Report on Form 10-Q:

     (a)  Condensed Balance Sheets as at June 30, 2013 and March 31, 2013.

     (b) Condensed Statements of Operations and Comprehensive Loss for (i) the three months ended June 30, 2013 and 2012, and (ii) the cumulative period from inception (March 5, 2007) to June 30, 2013.

     (c) Condensed Statements of Cash Flows for (i) the three months ended June 30, 2013 and 2012, and (ii) the cumulative period from inception (March 5, 2007) to June 30, 2013.

     (d)  Notes to Condensed Financial Statements.

                        INTEGRATED ELECTRIC SYSTEMS CORP.
                          (A Development Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                      As of                As of
                                                                  June 30, 2013        March 31, 2013
                                                                  -------------        --------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                              $   16,036           $    7,156
  Prepaid expenses                                                       1,043                2,990
                                                                    ----------           ----------
      TOTAL CURRENT ASSETS                                              17,079               10,146
                                                                    ----------           ----------

                                                                    $   17,079           $   10,146
                                                                    ==========           ==========

                       LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                                  $    5,656           $    5,182
  Accrued interest                                                       2,177                1,337
  Note payable                                                         100,000               80,000
                                                                    ----------           ----------
      TOTAL CURRENT LIABILITIES                                        107,832               86,519

      TOTAL LIABILITIES                                                107,832               86,519

STOCKHOLDERS' DEFICIT
  Common stock, ($0.001 par value, 750,000,000 shares
   authorized; 54,000,000 shares issued and outstanding
   as at June 30, 2013 and March 31, 2013                               54,000               54,000
  Additional paid-in capital                                             3,000                3,000
  Deficit accumulated during development stage                        (147,753)            (133,373)
                                                                    ----------           ----------
      TOTAL STOCKHOLDERS' DEFICIT                                      (90,753)             (76,373)
                                                                    ----------           ----------

      TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                     $   17,079           $   10,146
                                                                    ==========           ==========


                 See Accompanying Notes to Financial Statements

                        INTEGRATED ELECTRIC SYSTEMS CORP.
                          (A Development Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                                     March 5, 2007
                                                        Three Months           Three Months           (inception)
                                                           Ended                  Ended                 through
                                                       June 30, 2013          June 30, 2012          June 30, 2013
                                                       -------------          -------------          -------------
REVENUES
  Revenues                                              $         --           $         --           $         --
                                                        ------------           ------------           ------------
TOTAL REVENUES                                                    --                     --                     --

EXPENSES
  Professional fees                                            4,942                  4,000                 69,586
  General and administrative expenses                          8,599                  1,426                 75,991
                                                        ------------           ------------           ------------
NET OPERATING LOSS                                            13,541                  5,426                145,577

OTHER EXPENSES
  Interest expense                                               840                     --                  2,177
                                                        ------------           ------------           ------------

NET LOSS                                                $    (14,381)          $     (5,426)          $   (147,753)
                                                        ============           ============           ============

BASIC AND DILUTED LOSS PER SHARE                        $      (0.00)          $      (0.00)
                                                        ============           ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING      54,000,000             54,000,000
                                                        ============           ============


                 See Accompanying Notes to Financial Statements

                        INTEGRATED ELECTRIC SYSTEMS CORP.
                          (A Development Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                        March 5, 2007
                                                                 Three Months        Three Months        (inception)
                                                                    Ended               Ended              through
                                                                June 30, 2013       June 30, 2012       June 30, 2013
                                                                -------------       -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                        $ (14,381)          $  (5,426)          $(147,753)
  Adjustments to reconcile net loss to net cash
   used in operating activities:

  Changes in operating assets and liabilities:
    Prepaid expenses                                                  1,947                  --              (1,043)
    Accounts payable and accured liabilities                          1,314                 100               7,832
                                                                  ---------           ---------           ---------
          NET CASH USED IN OPERATING ACTIVITIES                     (11,120)             (5,326)           (140,964)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                  --                  --

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan from a director                                                   --               5,000                  --
  Proceeds from note payable                                         20,000                  --             100,000
  Issuance of common stock                                               --                  --              57,000
                                                                  ---------           ---------           ---------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                  20,000               5,000             157,000
                                                                  ---------           ---------           ---------

NET INCREASE (DECREASE) IN CASH                                       8,880                (326)             16,036

CASH AT BEGINNING OF PERIOD                                           7,156               1,293                  --
                                                                  ---------           ---------           ---------

CASH AT END OF PERIOD                                             $  16,036           $     967           $  16,036
                                                                  =========           =========           =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $      --           $      --           $      --
                                                                  =========           =========           =========

  Income Taxes                                                    $      --           $      --           $      --
                                                                  =========           =========           =========


                 See Accompanying Notes to Financial Statements

                        INTEGRATED ELECTRIC SYSTEMS CORP.
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                               As at June 30, 2013


NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Integrated Electric Systems Corp. ("Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Integrated Electric Systems Corps' Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2013 as reported in the Form 10-K have been omitted. It is management's opinion that all adjustments necessary for a fair statement of the results of the interim periods have been made, and all adjustments are of a normal recurring nature.

NOTE 2. GOING CONCERN

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $147,753 since inception. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from any business the Company engages in. The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. These factors raise substantial doubt regarding Integrated Electric Systems Corps' ability to continue as a going concern.

NOTE 3. NOTES PAYABLE

Notes payable as of December 31, 2012 are:

Unsecured promissory note payable, dated August 13, 2012
bearing interest at 4% per annum, due August 13, 2013.              $ 30,000

Unsecured promissory note payable, dated December 18, 2012
bearing interest at 4% per annum, due December 18, 2013.            $ 50,000

Unsecured promissory note payable, dated June 13, 2013
bearing interest at 4% per annum, due June 13, 2014.                $ 20,000
                                                                    --------

                                                                    $100,000
                                                                    ========

Interest expense incurred under debt obligations amounted to $840 and $0 for the three months ended June 30, 2013 and 2012, respectively. Accrued interest was $2,177 and $1,337 as of June 30, 2013 and March 31, 2013, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at June 30, 2013 was $16,036 and outstanding liabilities were $107,832. We have sold $57,000 in equity securities since inception, $10,000 from the sale of 2,000,000 shares of stock to our officers and directors, $7,000 from the issuance of 1,400,000 shares of stock to a director in repayment of the funds paid by him for the acquisition of the mineral claim and $40,000 from the sale of 2,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on October 12, 2007. If we experience a shortfall of funds our directors have agreed to continue to loan us funds, however they have no obligation to do so.

RESULTS OF OPERATIONS

We are still in our development stage and have no revenues to date. Our net loss since inception through June 30, 2013 was $147,753.

We incurred operating expenses of $13,541 and $5,426 for the three months ended June 30, 2013 and 2012, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the filing of our required statements with the Securities and Exchange Commission.

If we experience a shortage of funds we may utilize funds from our director, who has informally agreed to advance funds, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. If he fails to do so we may be required to terminate our business. We are a development stage company and have generated no revenue to date.

As of June 30, 2013, there are loans payable to an unrelated party for $100,000 principal and $2,177 accrued interest. The loans bear interest at 4% per annum and are due August 2013 ($30,000), December 2013 ($50,000) and June 2014
($20,000).

Through June 30, 2013 we had sold $57,000 in equity securities to pay for our business operations. On February 18, 2008, we closed our offering pursuant to a SB-2 Registration Statement filed with the U.S. Securities and Exchange Commission, which became effective on October 12, 2007. We sold 2,000,000 shares of common stock to 30 unaffiliated shareholders at $.02 per share for total proceeds of $40,000.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Management maintains "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in Integrated Electric Systems Corp.'s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that Integrated Electric Systems Corp.'s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission's rules and forms.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in Integrated Electric Systems Corp.'s internal controls over financial reporting during the quarter ended June 30, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Integrated Electric Systems Corp. is not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 1A. RISK FACTORS

There has been no change to the Risk Factors disclosed in our Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period covered by this report.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION.

None.

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

August 14, 2013                Integrated Electric Systems Corp., Registrant


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


/s/ Larry Segal                                              August 14, 2013
----------------------------------                           ---------------
Larry Segal, President & Director                                Date
(Chief Executive Officer,
Principal Financial Officer,
Principal Accounting Officer)