Form 10-Q
period 2013-09-30
Integrated Electric Systems Corp.
filed 2013-11-14
CIK 1402486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2013

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

There were 54,000,000 shares of Common Stock outstanding as of November 14, 2013.

                        INTEGRATED ELECTRIC SYSTEMS CORP.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Condensed Financial Statements                                     3

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         9

Item 4.  Controls and Procedures                                            9

                                     Part II

Item 1.  Legal Proceedings                                                 11

Item 1A. Risk Factors                                                      11

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       11

Item 3.  Defaults Upon Senior Securities                                   11

Item 4.  Mine Safety Disclosures                                           11

Item 5.  Other Information                                                 11

Item 6.  Exhibits                                                          12

Signatures                                                                 13

ITEM 1. FINANCIAL STATEMENTS

The following interim unaudited financial statements of Integrated Electric Systems Corp. (the "Company") for the three and six month periods ended September 30, 2013 are included with this Quarterly Report on Form 10-Q:

     (a)  Balance Sheets as at September 30, 2013 and March 31, 2013.

     (b) Statement of Operations and Comprehensive Loss for (i) the three and six months ended September 30, 2013 and 2012, and (ii) the cumulative period from inception (March 5, 2007) to September 30, 2013.

     (c) Statements of Cash Flows for (i) the six months ended September 30, 2013 and 2012, and (ii) the cumulative period from inception (March 5, 2007) to September 30, 2013.

     (d)  Notes to Financial Statements.

                        INTEGRATED ELECTRIC SYSTEMS CORP.
                          (A Development Stage Company)
                            Condensed Balance Sheets
--------------------------------------------------------------------------------

                                                                       As of               As of
                                                                   September 30,          March 31,
                                                                       2013                 2013
                                                                    ----------           ----------
                                                                    (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                              $      748           $    7,156
  Prepaid expenses                                                       1,096                2,990
                                                                    ----------           ----------
      TOTAL CURRENT ASSETS                                               1,844               10,146
                                                                    ----------           ----------

                                                                    $    1,844           $   10,146
                                                                    ==========           ==========

                       LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                                       1,555                5,182
  Accrued interest                                                       3,177                1,337
  Note payable                                                         100,000               80,000
                                                                    ----------           ----------
      TOTAL CURRENT LIABILITIES                                        104,732               86,519
                                                                    ----------           ----------

      TOTAL LIABILITIES                                                104,732               86,519

STOCKHOLDERS' DEFICIT
  Common stock, $0.001 par value, 750,000,000 shares
   authorized; 54,000,000 shares issued and outstanding
   as at September 30, 2013 and March 31, 2013                          54,000               54,000
  Additional paid-in capital                                             3,000                3,000
  Deficit accumulated during exploration stage                        (159,888)            (133,373)
                                                                    ----------           ----------
      TOTAL STOCKHOLDERS' DEFICIT                                     (102,888)             (76,373)
                                                                    ----------           ----------

      TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                     $    1,844           $   10,146
                                                                    ==========           ==========


                   See Notes to Condensed Financial Statements

                        INTEGRATED ELECTRIC SYSTEMS CORP.
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                                                               March 5, 2007
                                        Three Months      Three Months       Six Months        Six Months       (inception)
                                           Ended             Ended             Ended             Ended            through
                                        September 30,     September 30,     September 30,     September 30,     September 30,
                                            2013              2012              2013              2012              2013
                                        ------------      ------------      ------------      ------------      ------------
REVENUES
  Revenues                              $         --      $         --      $         --      $         --      $         --
                                        ------------      ------------      ------------      ------------      ------------
TOTAL REVENUES                                    --                --                --                --                --

EXPENSES
  Professional fees                            1,743             4,230             6,685             8,230            71,328
  General & administrative expenses            9,392             1,720            17,991             3,146            85,383
                                        ------------      ------------      ------------      ------------      ------------
NET OPERATING LOSS                            11,135             5,950            24,675            11,376           156,711

OTHER EXPENSES
  Interest expense                             1,000               161             1,840               161             3,177
                                        ------------      ------------      ------------      ------------      ------------

NET LOSS                                $    (12,135)     $     (6,112)     $    (26,515)     $    (11,538)     $   (159,888)
                                        ============      ============      ============      ============      ============

BASIC AND DILUTED LOSS PER SHARE        $      (0.00)     $      (0.00)     $      (0.00)     $      (0.00)
                                        ============      ============      ============      ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                54,000,000        54,000,000        54,000,000        54,000,000
                                        ============      ============      ============      ============


                   See Notes to Condensed Financial Statements

                        INTEGRATED ELECTRIC SYSTEMS CORP.
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                         March 5, 2007
                                                                 Six Months           Six Months          (inception)
                                                                   Ended                Ended               through
                                                                September 30,        September 30,        September 30,
                                                                    2013                 2012                 2013
                                                                 ----------           ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                       $  (26,515)          $  (11,538)          $ (159,888)
  Adjustments to reconcile net loss to net cash
   used in operating activities:

  Changes in operating assets and liabilities:
    Prepaid expenses                                                  1,894                   --               (1,096)
    Accounts payable and accrued liabilities                         (1,787)               3,521                4,732
                                                                 ----------           ----------           ----------
          NET CASH USED IN OPERATING ACTIVITIES                     (26,408)              (8,017)            (156,252)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                   --                   --

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan from a director                                                   --                5,000                   --
  Note payable                                                       20,000               30,000              100,000
  Issuance of common stock                                               --                   --               57,000
                                                                 ----------           ----------           ----------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                  20,000               35,000              157,000
                                                                 ----------           ----------           ----------

NET INCREASE (DECREASE) IN CASH                                      (6,408)              26,983                  748

CASH AT BEGINNING OF PERIOD                                           7,156                1,293                   --
                                                                 ----------           ----------           ----------

CASH AT END OF PERIOD                                            $      748           $   28,277           $      748
                                                                 ==========           ==========           ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                       $       --           $       --           $       --
                                                                 ==========           ==========           ==========

  Income Taxes                                                   $       --           $       --           $       --
                                                                 ==========           ==========           ==========


                   See Notes to Condensed Financial Statements

                        INTEGRATED ELECTRIC SYSTEMS CORP.
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                            As of September 30, 2013
--------------------------------------------------------------------------------

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Integrated Electric Systems Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Integrated Electric System's Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2013 as reported in the Form 10-K have been omitted. It is management's opinion that all adjustments necessary for a fair statement of the results of the interim periods have been made, and all adjustments are of a normal recurring nature.

NOTE 2. GOING CONCERN

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $159,888 since inception. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from any business the Company engages in. The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. These factors raise substantial doubt regarding Integrated Electric System's ability to continue as a going concern.

NOTE 3. NOTES PAYABLE

Notes payable as of September 30, 2013 are:

Unsecured promissory note payable, dated August 13, 2012
bearing interest at 4% per annum, due August 13, 2014.              $ 30,000

Unsecured promissory note payable, dated December 18, 2012
bearing interest at 4% per annum, due December 18, 2013.              50,000

Unsecured promissory note payable, dated June 13, 2013
bearing interest at 4% per annum, due June 13, 2014.                  20,000
                                                                    --------
                                                                    $100,000
                                                                    ========

Interest expense incurred under debt obligations amounted to $1,000 and $0 for the three months ended September 30, 2013 and 2012, respectively. Interest expense incurred under debt obligations amounted to $1,840 and $161 for the six months ended September 30, 2013 and 2012, respectively. Accrued interest was $3,177 and $1,337 as of September 30, 2013 and March 31, 2013, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at September 30, 2013 was $748, total assets were $1,844 and outstanding liabilities were $104,732. We have sold $57,000 in equity securities since inception, $10,000 from the sale of 2,000,000 shares of stock to our officers and directors, $7,000 from the issuance of 1,400,000 shares of stock to a director in repayment of the funds paid by him for the acquisition of the mineral claim and $40,000 from the sale of 2,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on October 12, 2007. If we experience a shortfall of funds our director has agreed to continue to loan us funds, however he has no obligation to do so.

RESULTS OF OPERATIONS

We are still in our development stage and have no revenues to date. Our net loss since inception through September 30, 2013 was $159,888.

We incurred operating expenses of $11,135 and $5,950 for the three months ended September 30, 2013 and 2012, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the filing of our required statements with the Securities and Exchange Commission.

We incurred operating expenses of $24,675 and $11,376 for the six months ended September 30, 2013 and 2012, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the filing of our required statements with the Securities and Exchange Commission.

If we experience a shortage of funds we may utilize funds from our director, who has informally agreed to advance funds, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. If he fails to do so we may be required to terminate our business. We are a development stage company and have generated no revenue to date.

As of September 30, 2013, there are loans payable to an unrelated party for $100,000 principal and $3,177 accrued interest. The loans bear interest at 4% per annum and are due August 2014 ($30,000), December 2013 ($50,000) and June 2014 ($20,000).

Through September 30, 2013 we had sold $57,000 in equity securities to pay for our business operations. On February 18, 2008, we closed our offering pursuant to a SB-2 Registration Statement filed with the U.S. Securities and Exchange Commission, which became effective on October 12, 2007. We sold 2,000,000 shares of common stock to 30 unaffiliated shareholders at $.02 per share for total proceeds of $40,000.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in Integrated Electric Systems Corp.'s internal controls over financial reporting during the quarter ended September 30, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

November 14, 2013              Integrated Electric Systems Corp., Registrant


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


/s/ Larry Segal                                              November 14, 2013
----------------------------------                           -----------------
Larry Segal, President & Director                                  Date
(Chief Executive Officer,
Principal Financial Officer,
Principal Accounting Officer)