Form 10-Q
period 2013-12-31
Integrated Electric Systems Corp.
filed 2014-02-19
CIK 1402486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2013

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

There were 54,000,000 shares of Common Stock outstanding as of February 14, 2014.

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

ITEM 1. FINANCIAL STATEMENTS

The following interim unaudited financial statements of Integrated Electric Systems Corp. (the "Company") for the three and nine month periods ended December 31, 2013 are included with this Quarterly Report on Form 10-Q:

     (a)  Condensed Balance Sheets as at December 31, 2013 and March 31, 2013.

     (b) Condensed Statements of Operations and Comprehensive Loss for (i) the three and nine months ended December 31, 2013 and 2012, and (ii) the cumulative period from inception (March 5, 2007) to December 31, 2013.

     (c) Condensed Statements of Cash Flows for (i) the nine months ended December 31, 2013 and 2012, and (ii) the cumulative period from inception (March 5, 2007) to December 31, 2013.

     (d)  Notes to Condensed Financial Statements.

                        INTEGRATED ELECTRIC SYSTEMS CORP.
                          (A Development Stage Company)
                            Condensed Balance Sheets
--------------------------------------------------------------------------------

                                                                       As of                As of
                                                                    December 31,          March 31,
                                                                       2013                 2013
                                                                    ----------           ----------
                                                                    (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                              $    5,153           $    7,156
  Prepaid expenses                                                         449                2,990
                                                                    ----------           ----------
TOTAL CURRENT ASSETS                                                     5,602               10,146
                                                                    ----------           ----------

                                                                    $    5,602           $   10,146
                                                                    ==========           ==========

                       LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                                  $    1,327           $    5,182
  Accrued interest                                                       4,278                1,337
  Notes payable                                                        115,000               80,000
                                                                    ----------           ----------
TOTAL CURRENT LIABILITIES                                              120,605               86,519

      TOTAL LIABILITIES                                                120,605               86,519

STOCKHOLDERS' DEFICIT
  Common stock, ($0.001 par value, 750,000,000 shares
   authorized; 54,000,000 shares issued and outstanding
   as at December 31, 2013 and March 31, 2013                           54,000               54,000
  Additional paid-in capital                                             3,000                3,000
  Deficit accumulated during exploration stage                        (172,003)            (133,373)
                                                                    ----------           ----------
TOTAL STOCKHOLDERS' DEFICIT                                           (115,003)             (76,373)
                                                                    ----------           ----------

      TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                     $    5,602           $   10,146
                                                                    ==========           ==========


                        See Notes to Financial Statements

                        INTEGRATED ELECTRIC SYSTEMS CORP.
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                           March 5, 2007
                                       Three Months      Three Months     Nine Months      Nine Months      (inception)
                                          Ended             Ended            Ended            Ended           through
                                       December 31,      December 31,     December 31,     December 31,     December 31,
                                           2013              2012             2013             2012             2013
                                       ------------      ------------     ------------     ------------     ------------
REVENUES
  Revenues                             $         --      $         --     $         --     $         --     $         --
                                       ------------      ------------     ------------     ------------     ------------
TOTAL REVENUES                                   --                --               --               --               --

EXPENSES
  Professional fees                           2,147             4,632            8,831           12,861           73,475
  General & administrative expenses           8,867             4,285           26,858            7,431           94,250
                                       ------------      ------------     ------------     ------------     ------------
NET OPERATING LOSS                           11,014             8,917           35,689           20,293          167,725

OTHER EXPENSES
  Interest expense                            1,101               375            2,941              537            4,278
                                       ------------      ------------     ------------     ------------     ------------

NET LOSS                               $    (12,115)     $     (9,292)    $    (38,630)    $    (20,829)    $   (172,003)
                                       ============      ============     ============     ============     ============

BASIC LOSS PER SHARE                   $      (0.00)     $      (0.00)    $      (0.00)    $      (0.00)
                                       ============      ============     ============     ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING               54,000,000        54,000,000       54,000,000       54,000,000
                                       ============      ============     ============     ============


                        See Notes to Financial Statements

                        INTEGRATED ELECTRIC SYSTEMS CORP.
                          (A Development Stage Company)
                       Condsensed Statements of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                          March 5, 2007
                                                                  Nine Months          Nine Months          (inception)
                                                                     Ended                Ended               through
                                                                  December 31,         December 31,         December 31,
                                                                     2013                 2012                 2013
                                                                  ----------           ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                        $  (38,630)          $  (20,829)          $ (172,003)
  Adjustments to reconcile net loss to net
   cash used in operating activities:

  Changes in operating assets and liabilities:
    Prepaid expenses                                                   2,541               (3,000)                (449)
    Accounts payable and accrued liabilities                            (914)                 893                5,604
                                                                  ----------           ----------           ----------
          NET CASH USED IN OPERATING ACTIVITIES                      (37,003)             (22,937)            (166,847)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             --                   --                   --

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan from a director                                                    --              (42,800)                  --
  Notes payable                                                       35,000               80,000              115,000
  Issuance of common stock                                                --                   --               57,000
                                                                  ----------           ----------           ----------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                   35,000               37,200              172,000
                                                                  ----------           ----------           ----------

NET INCREASE (DECREASE) IN CASH                                       (2,003)              14,263                5,153

CASH AT BEGINNING OF PERIOD                                            7,156                1,293                   --
                                                                  ----------           ----------           ----------

CASH AT END OF PERIOD                                             $    5,153           $   15,556           $    5,153
                                                                  ==========           ==========           ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                        $       --           $       --           $       --
                                                                  ==========           ==========           ==========

  Income Taxes                                                    $       --           $       --           $       --
                                                                  ==========           ==========           ==========


                        See Notes to Financial Statements

                        INTEGRATED ELECTRIC SYSTEMS CORP.
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                             As of December 31, 2013
--------------------------------------------------------------------------------

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

NOTE 2. GOING CONCERN

The accompanying condensed financial statements have been prepared assuming the Companywill continue as a going concern. As shown in the accompanying financialstatements, the Company has no sales and has incurred a net loss of $172,003 since inception. The future of the Company is dependent upon its ability toobtain financing and upon future profitable operations from any business theCompany engages in. The financial statements do not include any adjustmentsrelating to the recoverability and classifications of recorded assets, or theamounts of and classification of liabilities that might be necessary in theevent the Company cannot continue in existence. These factors raise substantial doubt regarding Integrated Electric System's ability to continue as a going concern.

NOTE 3. NOTES PAYABLE

Notes payable as of December 31, 2013 are:

Unsecured promissory note payable, dated August 13, 2012
 bearing interest at 4% per annum, due August 13, 2014.              $ 30,000

Unsecured promissory note payable, dated December 18, 2012
 bearing interest at 4% per annum, due December 18, 2014.              50,000

Unsecured promissory note payable, dated June 13, 2013
 bearing interest at 4% per annum, due June 13, 2014.                  20,000

Unsecured promissory note payable, dated October 7, 2013
 bearing interest at 4% per annum, due October 7, 2014.                10,000

Unsecured promissory note payable, dated December 18, 2013
 bearing interest at 4% per annum, due December 18, 2014.               5,000
                                                                     --------
                                                                     $115,000
                                                                     ========

Interest expense incurred under debt obligations amounted to $1,101 and $375 for the three months ended December 31, 2013 and 2012, respectively.Interest expense incurred under debt obligations amounted to $2,941 and $537 for the nine months ended December 31, 2013 and 2012, respectively. Accrued interest was $4,278 and $1,337 as of December 31, 2013 and March 31, 2013, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at December 31, 2013 was $5,153, total assets were $5,602 and outstanding liabilities were $120,605. We have sold $57,000 in equity securities since inception, $10,000 from the sale of 2,000,000 shares of stock to our officers and directors, $7,000 from the issuance of 1,400,000 shares of stock to a director in repayment of the funds paid by him for the acquisition of the mineral claim and $40,000 from the sale of 2,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on October 12, 2007. If we experience a shortfall of funds our director has agreed to continue to loan us funds, however he has no obligation to do so.

RESULTS OF OPERATIONS

We are still in our development stage and have no revenues to date. Our net loss since inception through December 31, 2013 was $172,003.

We incurred operating expenses of $11,014 and $8,917 for the three months ended December 31, 2013 and 2012, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the filing of our required statements with the Securities and Exchange Commission.

We incurred operating expenses of $35,689 and $20,293 for the nine months ended December 31, 2013 and 2012, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the filing of our required statements with the Securities and Exchange Commission.

If we experience a shortage of funds we may utilize funds from our director, who has informally agreed to advance funds, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. If he fails to do so we may be required to terminate our business. We are a development stage company and have generated no revenue to date.

As of December 31, 2013, there are loans payable to an unrelated party for $115,000 principal and $4,278 accrued interest. The loans bear interest at 4% per annum and are due June 2014 ($20,000), August 2014 ($30,000), October 2014 ($10,000), December 2014 ($5,000) and December 2014 ($50,000).

Through December 31, 2013 we had sold $57,000 in equity securities to pay for our business operations. On February 18, 2008, we closed our offering pursuant to a SB-2 Registration Statement filed with the U.S. Securities and Exchange Commission, which became effective on October 12, 2007. We sold 2,000,000 shares of common stock to 30 unaffiliated shareholders at $.02 per share for total proceeds of $40,000.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in Integrated Electric Systems Corp.'s internal controls over financial reporting during the quarter ended December 31, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

February 14, 2014              Integrated Electric Systems Corp., Registrant


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


/s/ Larry Segal                                              February 14, 2014
----------------------------------                           -----------------
Larry Segal, President & Director                                  Date
(Chief Executive Officer,
Principal Financial Officer,
Principal Accounting Officer)