Form 10-K
period 2014-03-31
Integrated Electric Systems Corp.
filed 2014-06-30
CIK 1402486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURUTIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of June 23, 2014, the registrant had 54,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of June 23, 2014.

                        INTEGRATED ELECTRIC SYSTEMS CORP.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                            3
Item 1A. Risk Factors                                                        4
Item 2.  Properties                                                          5
Item 3.  Legal Proceedings                                                   5
Item 4.  Mine Safety Disclosures                                             5

                                     Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                   5
Item 6.  Selected Financial Data                                             7
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           7
Item 7A  Quantitative and Qualitative Disclosures About Market Risk          9
Item 8.  Financial Statements and Supplementary Data                        10
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                           21
Item 9A. Controls and Procedures                                            21

                                    Part III

Item 10. Directors and Executive Officers                                   23
Item 11. Executive Compensation                                             25
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                    26
Item 13. Certain Relationships and Related Transactions                     27
Item 14. Principal Accounting Fees and Services                             27

                                     Part IV

Item 15. Exhibits                                                           28

Signatures                                                                  28

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

ITEM 1A. RISK FACTORS

BECAUSE OUR CONTINUATION AS A GOING CONCERN IS IN DOUBT, WE WILL BE FORCED TO CEASE BUSINESS OPERATIONS UNLESS WE CAN GENERATE PROFIT IN THE FUTURE.

The report of our independent accountant to our audited financial statements for the year ended March 31, 2014 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are that we have no source of revenue and our dependence upon obtaining adequate financing. If we are not able to continue as a going concern, it is likely investors will lose all of their investment.

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

ITEM 2. PROPERTIES

We do not currently own any property. We leased office facilities at 16133 Ventura Blvd., Suite 700, Encino, CA for $149.00 per month on an annual lease basis. The facilities included reception, telephone, fax, and office facilities. Management is now looking for new facilities.

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

TRANSFER AGENT

The company has retained Action Stock Transfer, Inc. of 2469 E Ft. Union Blvd, Suite 214, Salt Lake City, Utah as transfer agent.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at March 31, 2014 was $22 and outstanding liabilities were $128,900. We have sold $57,000 in equity securities since inception, $10,000 from the sale of 2,000,000 shares of stock to our officers and directors, $7,000 from the issuance of 1,400,000 shares of stock to a director in repayment of the funds paid by him for the acquisition of the mineral claim and $40,000 from the sale of 2,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on October 12, 2007. If we experience a shortfall of funds, our director has agreed to continue to loan us funds; however, he has no obligation to do so.

As of March 31, 2014, there are loans payable to an unrelated party for $120,000 principal and $5,450 accrued interest. The loans bear interest at 4% per annum and are due June 2014 ($20,000), August 2014 ($30,000), October 2014 ($10,000),
December 2014 ($5,000), December 2014 ($50,000) and February 2015 ($5,000).

RESULTS OF OPERATIONS

We are still in our development stage and have no revenues to date. Our net loss since inception through March 31, 2014 was $184,618.

We incurred operating expenses of $47,132 and $33,530 for the years ended March 31, 2014 and 2013, respectively. These expenses consisted of professional fees and general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. Our net loss from inception (March 5, 2007) through March 31, 2014 was $184,618.

Our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at March 31, 2014 was $22 and outstanding liabilities were $128,900. We have sold $57,000 in equity securities since inception, $10,000 from the sale of 2,000,000 shares of stock to our officers and directors, $7,000 from the issuance of 1,400,000 shares of stock to a director in repayment of the funds paid by him for the acquisition of the mineral claim and $40,000 from the sale of 2,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on October 12, 2007. If we experience a shortfall of funds, our director has agreed to continue to loan us funds; however, he has no obligation to do so.

As of March 31, 2014, there are loans payable to an unrelated party for $120,000 principal and $5,450 accrued interest. The loans bear interest at 4% per annum and are due June 2014 ($20,000), August 2014 ($30,000), October 2014 ($10,000),
December 2014 ($5,000), December 2014 ($50,000) and February 2015 ($5,000).

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

ITEM 8. FINANCIAL STATEMENTS

                    [LETTERHEAD OF KYLE L. TINGLE, CPA, LLC]



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Integrated Electric Systems Corp. f/k/a/ Raider Ventures, Inc.

We have audited the accompanying balance sheets of Integrated Electric Systems, Inc. as of March 31, 2014 and 2013 and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Integrated Electric Systems Corp. as of March 31, 2014 and 2013 and the results of its operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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


/s/ Kyle L. Tingle, CPA, LLC
--------------------------------------
Kyle L. Tingle, CPA, LLC

June 13, 2014
Las Vegas, Nevada

                        INTEGRATED ELECTRIC SYSTEMS CORP.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------



                                                                       As of                As of
                                                                  March 31, 2014       March 31, 2013
                                                                  --------------       --------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                              $       22           $    7,156
  Prepaid expenses                                                       1,260                2,990
                                                                    ----------           ----------
TOTAL CURRENT ASSETS                                                     1,282               10,146
                                                                    ----------           ----------

      TOTAL ASSETS                                                  $    1,282           $   10,146
                                                                    ==========           ==========

                       LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                                  $    3,450           $    5,182
  Accrued interest                                                       5,450                1,337
  Note payable                                                         120,000               80,000
                                                                    ----------           ----------
TOTAL CURRENT LIABILITIES                                              128,900               86,519

      TOTAL LIABILITIES                                                128,900               86,519

STOCKHOLDERS' DEFICIT
  Common stock, $0.001 par value, 750,000,000 shares
   authorized; 54,000,000 shares issued and outstanding as
   at March 31, 2014 and March 31, 2013                                 54,000               54,000
  Additional paid-in capital                                             3,000                3,000
 Deficit accumulated during development stage                         (184,618)            (133,373)
                                                                    ----------           ----------
TOTAL STOCKHOLDERS' DEFICIT                                           (127,618)             (76,373)
                                                                    ----------           ----------

      TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                     $    1,282           $   10,146
                                                                    ==========           ==========


                       See Notes to Financial Statements.

                        INTEGRATED ELECTRIC SYSTEMS CORP.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                            March 5, 2007
                                                                                             (inception)
                                                Year Ended             Year Ended              through
                                              March 31, 2014         March 31, 2013         March 31, 2014
                                              --------------         --------------         --------------
REVENUES
  Revenues                                     $         --           $         --           $         --
                                               ------------           ------------           ------------
TOTAL REVENUES                                           --                     --                     --

EXPENSES
  Professional fees                                  10,482                 19,644                 75,125
  General and administrative expenses                36,651                 13,886                104,043
                                               ------------           ------------           ------------
NET OPERATING LOSS                                   47,132                 33,530                179,168

OTHER EXPENSES
  Interest expense                                    4,114                  1,337                  5,450
                                               ------------           ------------           ------------

NET LOSS                                       $    (51,246)          $    (34,866)          $   (184,618)
                                               ============           ============           ============

BASIC AND DILUTED LOSS PER SHARE               $      (0.00)          $      (0.00)
                                               ============           ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                       54,000,000             54,000,000
                                               ============           ============


                       See Notes to Financial Statements.

                        INTEGRATED ELECTRIC SYSTEMS CORP.
                          (A Development Stage Company)
             Statement of Changes in Stockholders' Equity (Deficit)
              From March 5, 2007 (Inception) through March 31, 2014
--------------------------------------------------------------------------------

                                                                                            Deficit
                                                                                           Accumulated
                                                                  Common      Additional     During
                                                  Common          Stock        Paid-in     Exploration
                                                  Stock           Amount       Capital       Stage           Total
                                                  -----           ------       -------       -----           -----
BALANCE, MARCH 5, 2007                                 --       $     --      $     --     $      --      $      --

Stock issued for cash on March 5, 2007
 @ $0.005 per share                            10,000,000            100         4,900                        5,000

Stock issued for mining claims on
 March 29, 2007 @ $0.005 per share             14,000,000            140         6,860                        7,000

Net loss,  March 31, 2007                              --             --            --        (7,415)        (7,415)
                                               ----------       --------      --------     ---------      ---------
BALANCE, MARCH 31, 2007                        24,000,000            240        11,760        (7,415)         4,585
                                               ----------       --------      --------     ---------      ---------
Stock issued for cash on July 3, 2007          10,000,000         10,000        (5,000)                       5,000
 @ $0.005 per share

Stock issued for cash on February 18, 2008     20,000,000         20,000        20,000                       40,000
 @ $0.02 per share

Net loss, March 31, 2008                               --             --            --       (26,264)       (26,264)
                                               ----------       --------      --------     ---------      ---------
BALANCE, MARCH 31, 2008                        54,000,000         54,000         3,000       (33,679)        23,321
                                               ----------       --------      --------     ---------      ---------
Net loss, March 31, 2009                               --             --            --       (27,274)       (27,274)
                                               ----------       --------      --------     ---------      ---------
BALANCE, MARCH 31, 2009                        54,000,000         54,000         3,000       (60,953)        (3,953)
                                               ----------       --------      --------     ---------      ---------
Net loss, March 31, 2010                               --             --            --       (11,499)       (11,499)
                                               ----------       --------      --------     ---------      ---------
BALANCE, MARCH 31, 2010                        54,000,000         54,000         3,000       (72,452)       (15,452)
                                               ----------       --------      --------     ---------      ---------
Net loss, March 31, 2011                               --             --            --       (11,175)       (11,175)
                                               ----------       --------      --------     ---------      ---------
BALANCE, MARCH 31, 2011                        54,000,000         54,000         3,000       (83,627)       (26,627)
                                               ----------       --------      --------     ---------      ---------
Net loss, March 31, 2012                               --             --            --       (14,880)       (14,880)
                                               ----------       --------      --------     ---------      ---------
BALANCE, MARCH 31, 2012                        54,000,000         54,000         3,000       (98,507)       (41,507)
                                               ----------       --------      --------     ---------      ---------
Net loss, March 31, 2013                               --             --            --       (34,866)       (34,866)
                                               ----------       --------      --------     ---------      ---------
BALANCE, MARCH 31, 2013                        54,000,000         54,000         3,000      (133,373)       (76,373)
                                               ----------       --------      --------     ---------      ---------
Net loss, March 31, 2014                               --             --            --       (51,246)       (51,246)
                                               ----------       --------      --------     ---------      ---------

BALANCE, MARCH 31, 2014                        54,000,000       $ 54,000      $  3,000     $(184,618)     $(127,618)
                                               ==========       ========      ========     =========      =========

                       See Notes to Financial Statements.

                        INTEGRATED ELECTRIC SYSTEMS CORP.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                          March 5, 2007
                                                                                                           (inception)
                                                                  Year Ended           Year Ended            through
                                                                March 31, 2014       March 31, 2013       March 31, 2014
                                                                --------------       --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                       $  (51,246)          $  (34,866)          $ (184,618)
  Adjustments to reconcile net loss to net
   cash used in operating activities:

  Changes in operating assets and liabilities:
    Prepaid expenses                                                  1,730               (2,990)              (1,260)
    Accounts payable and accrued liabilities                          2,382                   --                8,900
                                                                 ----------           ----------           ----------
          NET CASH USED IN OPERATING ACTIVITIES                     (47,134)             (37,856)            (176,978)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                   --                   --

CASH FLOWS FROM FINANCING ACTIVITIES
  Payment on Loan from a director                                        --              (42,800)                  --
  Proceeds from Notes payable                                        40,000               80,000              120,000
  Proceeds from Issuance of common stock                                 --                   --               57,000
                                                                 ----------           ----------           ----------
          NET CASH USED IN FINANCING ACTIVITIES                      40,000               37,200              177,000
                                                                 ----------           ----------           ----------

NET INCREASE (DECREASE) IN CASH                                      (7,134)                (656)                  22

CASH AT BEGINNING OF PERIOD                                           7,156                1,293                   --
                                                                 ----------           ----------           ----------

CASH AT END OF PERIOD                                            $       22           $      637           $       22
                                                                 ==========           ==========           ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                       $       --           $       --           $       --
                                                                 ==========           ==========           ==========

  Income Taxes                                                   $       --           $       --           $       --
                                                                 ==========           ==========           ==========

                       See Notes to Financial Statements.

                        INTEGRATED ELECTRIC SYSTEMS CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As at March 31, 2014
--------------------------------------------------------------------------------

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

The Company has not earned any revenue from limited principal operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Entity" as set forth in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915. Among the disclosures required by ASC Topic 915 are that the Company's financial statements be identified as those of a development stage company, and that the statements of earnings, retained earnings and stockholders' equity and cash flows disclose activity since the date of the Company's inception. All losses accumulated since inception have been considered as part of the Company's development stage activities.

NOTE 2 - NATURE OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of March 31, 2014 and 2013.

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

                        INTEGRATED ELECTRIC SYSTEMS CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As at March 31, 2014
--------------------------------------------------------------------------------

NOTE 2 - NATURE OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows the guidelines in ASC Topic 820 "Fair Value Measurements and Disclosures". Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

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

ASC Topic 820, in and of itself, does not require any fair value measurements. As at March 31, 2014 and March 31, 2013, the Company did not have assets or liabilities subject to fair value measurement.

EARNINGS PER SHARE

The  Company  reports  basic  loss per  share in  accordance  with ASC Topic 260
"Earnings Per Share" ("EPS"). Basic loss per share is based on the weighted average number of common shares outstanding and diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net loss (numerator) applicable to common stockholders by the weighted average number of common shares outstanding (denominator) for the period. There are no potentially dilutive securities outstanding and therefore, diluted earnings per share on not presented. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

                        INTEGRATED ELECTRIC SYSTEMS CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As at March 31, 2014
--------------------------------------------------------------------------------

NOTE 2 - NATURE OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

Income taxes are provided in accordance with ASC No. 740, "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

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

                        INTEGRATED ELECTRIC SYSTEMS CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As at March 31, 2014
--------------------------------------------------------------------------------

NOTE 3 - COMMON STOCK (CONTINUED)

On September 28, 2012, the Company filed a Certificate of Change with the Nevada Secretary of State to give effect to a forward split of our authorized and issued and outstanding shares of common stock on a ten (10) new for one (1) old basis and, consequently, our authorized capital increased from 75,000,000 to 750,000,000 and correspondingly, our issued and outstanding shares of common stock increased from 5,400,000 to 54,000,000 shares of common stock, all with a par value of $0.001.

NOTE 4 - RELATED PARTY TRANSACTIONS

Lawrence G. Segal, the sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, thus he may face a conflict in selecting between the Company and their other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

For the period ending March 31, 2014 and 2013, payroll expenses of $30,500 and $5,000 were incurred by the officer.

NOTE 5 - NOTES PAYABLE

Notes payable as of March 31, 2014 are:

Unsecured promissory note payable, dated August 13, 2012
bearing interest at 4% per annum, due August 13, 2014.              $ 30,000

Unsecured promissory note payable, dated December 18, 2012
bearing interest at 4% per annum, due December 18, 2014.              50,000

Unsecured promissory note payable, dated June 13, 2013
bearing interest at 4% per annum, due June 13, 2014.                  20,000

Unsecured promissory note payable, dated October 7, 2013
bearing interest at 4% per annum, due October 7, 2014.                10,000

Unsecured promissory note payable, dated December 18, 2013
bearing interest at 4% per annum, due December 18, 2014.               5,000

Unsecured promissory note payable, dated February 19, 2014
bearing interest at 4% per annum, due February 19, 2015.               5,000
                                                                    --------
                                                                    $120,000
                                                                    ========

                        INTEGRATED ELECTRIC SYSTEMS CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As at March 31, 2014
--------------------------------------------------------------------------------

NOTE 5 - NOTES PAYABLE (CONTINUED)

Interest expense incurred under debt obligations amounted to $4,114 and $1,337 for the years ended March 31, 2014 and 2013, respectively. Accrued interest was $5,450 and $1,337 as of March 31, 2014 and March 31, 2013, respectively.

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $184,618 since inception. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from any business the Company engages in. The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the twelve-months ended March 31, 2014 and 2013, or during the prior three years applicable under FASB ASC
740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheets. The Company is in the process of filing appropriate returns for the Company.

The component of the Company's deferred tax assets as of March 31, 2014 and 2013 are as follows:

                                                    2014                 2013
                                                  --------             --------
Net operating loss carry forward                  $ 64,616             $ 46,730
Valuation allowance                                (64,616)             (46,730)
                                                  --------             --------
Net deferred tax asset                            $     --             $     --
                                                  ========             ========

                        INTEGRATED ELECTRIC SYSTEMS CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As at March 31, 2014
--------------------------------------------------------------------------------

NOTE 7 - INCOME TAX (CONTINUED)

A reconciliation of income taxes computed at the 35% statutory rate to the income tax recorded is as follows:

                                                                        Since
                                        2014             2013         Inception
                                      --------         --------       ---------
Net operating loss carry forward      $ 17,936         $ 12,252        $ 64,616
Valuation allowance                    (17,936)         (12,252)        (64,616)
                                      --------         --------        --------
Net deferred tax asset                $     --         $     --        $     --
                                      ========         ========        ========

The Company did not pay any income taxes during the periods ended March 31, 2014 and since inception.

The net federal operating loss carry forward will expire from 2027 and 2034. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with our accountants for the year ended March 31, 2014 or any interim period.

We have not had any other changes in nor have we had any disagreements, whether or not resolved, with our accountants on accounting and financial disclosures during our two recent fiscal years or any later interim period.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The officer and director of Integrated Electric Systems Corp., whose one year term will expire 3/1/15, or at such a time as his successor(s) shall be elected and qualified is as follows:

Name & Address         Age     Position      Date First Elected    Term Expires
--------------         ---     --------      ------------------    ------------

Larry Segal            53      President,        10/20/2012          3/1/2015
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

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Larry Segal,    2013   30,500      0           0            0          0            0             0         0
CEO,            2012    5,000      0           0            0          0            0             0         0
President,
Director

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services were $8,950 for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended March 31, 2014.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-K and authorized this report to be signed on its behalf by the undersigned, in the city of Encino, CA, on June 23, 2014.

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


/s/ Larry Segal                                                  June 23, 2014
---------------------------------                                -------------
Larry Segal, President & Director                                     Date
(Chief Executive Officer,
Principal Financial Officer,
Principal Accounting Officer)