Form 10-Q
period 2014-06-30
KollagenX Corp.
filed 2014-08-19
CIK 1402486

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly Report under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014
Commission File Number 000-54667

KOLLAGENX CORP.
(Exact name of small business issuer as specified in its charter)

INTEGRATED ELECTRIC SYSTEMS CORP.
 (Former Name of small business issuer)

NEVADA	20-8624019
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

 (Address of Principal Executive Offices & Zip Code)

4850 Eucalyptus Ave.
Chino Ca 91710

(800)641-8004
(Telephone Number)

Registered Agents of Nevada, Inc.
711 S Carson St. Ste. 4
Carson, NV 89701
(775)882-4641
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

Yes  [ X ]                                           No  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  [ X ]                                           No  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [   ]                                             No  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [   ]                                           Accelerated Filer [   ]
Non-accelerated filer   [   ]                                           Smaller reporting company [X]
(Do not check if Smaller reporting company)

There were 64,000,000 shares of Common Stock outstanding as of August 14, 2014.

KOLLAGENX CORP.

Item 1.  Financial Statements.

The following interim unaudited financial statements of KollagenX Corp. (the “Company”) for the three month period ended June 30, 2014 are included with this Quarterly Report on Form 10-Q:

(a)	Condensed Balance Sheets as at June 30, 2014 and March 31, 2014.

(b)	Condensed Statements of Operations and Comprehensive Loss for (i) the three months ended June 30, 2014 and 2013, and (ii) the cumulative period from inception (March 5, 2007) to June 30, 2014.

(c)	Condensed Statements of Cash Flows for (i) the three months ended June 30, 2014 and 2013, and (ii) the cumulative period from inception (March 5, 2007) to June 30, 2014.

(d)	Notes to Condensed Financial Statements.

KOLLAGENX CORP.
(f/k/a INTEGRATED ELECTRIC SYSTEMS CORP.)
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	As of	As of
	June 30,	March 31,
	2014	2014
	(Unaudited)
Current Assets
Cash	$4,161	$22
Prepaid expenses	3,879	1,260

Total Current Assets	8,040	1,282

	$8,040	$1,282

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$6,175	$2,425
Accrued interest	6,738	5,450
Note payable	136,000	120,000

Total Current Liabilities	148,914	127,876

Total Liabilities	148,914	127,876

Stockholders' Deficit

Common stock, ($0.001 par value, 750,000,000 shares
authorized; 54,000,000 shares issued and outstanding
as at June 30, 2014 and March 31, 2014	54,000	54,000
Additional paid-in capital	3,000	3,000
Deficit accumulated during development stage	(197,873)	(183,594)

Total Stockholders' Deficit	(140,873)	(126,594)

TOTAL LIABILITIES &
STOCKHOLDERS' DEFICIT	$8,040	$1,282

See Notes to Financial Statements

KOLLAGENX CORP.
(f/k/a INTEGRATED ELECTRIC SYSTEMS CORP.)
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

			March 5, 2007
	Three Months	Three Months	(inception)
	Ended	Ended	through
	June 30, 2014	June 30, 2013	June 30, 2014

Revenues

Revenues	$-	$-	$-

Total Revenues	-	-	-

Expenses

Professional fees	4,000	4,942	79,125
General & administrative expenses	8,992	8,599	112,010
	12,992	13,541	191,135
Net Operating Loss	(12,992)	(13,541)	(191,135)
Other Expenses
Interest expense	1,288	840	6,738

Net Loss	$(14,280)	$(14,381)	$(197,873)

Basic and diluted earnings per share	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	54,000,000	54,000,000

See Notes to Financial Statements

KOLLAGENX CORP.
(f/k/a INTEGRATED ELECTRIC SYSTEMS CORP.)
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			March 5, 2007
	Three Months	Three Months	(inception)
	Ended	Ended	through
	June 30, 2014	June 30, 2013	June 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(14,280)	$(14,381)	$(197,873)
Adjustments to reconcile net loss to net cash
(used in) operating activities:

Changes in operating assets and liabilities:
Deposits	(2,619)	1,947	(3,879)
Accounts payable and accured liabilities	5,038	1,314	12,914

Net cash used in operating activities	(11,861)	(11,120)	(188,839)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Note payable	16,000	20,000	136,000
Issuance of common stock	-	-	57,000

Net cash provided by financing activities	16,000	20,000	193,000

Net increase in cash	4,139	8,880	4,161

Cash at beginning of period	22	7,156	-

Cash at end of period	$4,161	$16,036	$4,161

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :

Interest	$-	$-	$-

Income Taxes	$-	$-	$-

See Notes to Financial Statements

KOLLAGENX CORP.
(f/k/a INTEGRATED ELECTRIC SYSTEMS CORP.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS AT JUNE 30, 2014

Note 1. Basis of Presentation

The accompanying unaudited interim financial statements of KollagenX Corp. (f/k/a Integrated Electric Systems Inc.), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in KollagenX’s Form 10-K filed with SEC.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2014 as reported in the Form 10-K have been omitted.  It is management's opinion that all adjustments necessary for a fair statement of the results of the interim periods have been made, and all adjustments are of a normal recurring nature.

Note 2. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $197,873 since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from any business the Company engages in. The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  These factors raise substantial doubt regarding KollagenX’s ability to continue as a going concern.

Note 3. Notes Payable

Notes payable as of June 30, 2014 are:

Unsecured promissory note payable, dated August 13, 2012 bearing interest at 4% per annum, due August 13, 2014	$30,000

Unsecured promissory note payable, dated December 18, 2012 bearing interest at 4% per annum, due December 18, 2014.	50,000

Unsecured promissory note payable, dated June 13, 2013 bearing interest at 4% per annum, due June 13, 2015.	20,000

Unsecured promissory note payable, dated October 7, 2013 bearing interest at 4% per annum, due October 7, 2014.	10,000

Unsecured promissory note payable, dated December 18, 2013 bearing interest at 4% per annum, due December 18, 2014.	5,000

Unsecured promissory note payable, dated February 19, 2014 bearing interest at 4% per annum, due February 19, 2015.	5,000

Unsecured promissory note payable, dated April 16, 2014 bearing interest at 4% per annum, due April 16, 2015.	10,000

Unsecured promissory note payable, dated June 24, 2014 bearing interest at 4% per annum, due June 24, 2015.	6,000

$136,000

Interest expense incurred under debt obligations amounted to $1,288 and $840 for the three months ended June 30, 2014 and 2013, respectively.  Accrued interest was $6,738 and $5,450 as of June 30, 2014 and March 31, 2014, respectively.

Note 3. Subsequent Event

On August 4, 2014, the Company acquired KollagenX Corp. in a stock purchase agreement where as a result of the consummation of the actions contemplated by the Stock Purchase Agreement, KollagenX Corp became the Company’s wholly owned subsidiary.  Upon consummation, the Company merged with its wholly owned subsidiary and changed its name from Integrated Electric Systems, Inc. to KollagenX Corp. with a new trading symbol of KGNX.  The Company issued 10,000,000 shares of common stock to acquire 100% of KollagenX Corp.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act. The words “believes,” “anticipates,” “plans,” “seeks,” “expects,” “intends” and similar expressions identify some of the forward-looking statements. Forward-looking statements are not guarantees of performance or future results and involve risks, uncertainties and assumptions. The factors discussed elsewhere in this Form 10-Q could also cause actual results to differ materially from those indicated by the Company’s forward-looking statements.  The Company undertakes no obligation to publicly update or revise any forward-looking statements.

Business and Plan of Operation

KollagenX Corp. (formerly known as Integrated Electric Systems Corp. and previously Raider Ventures, Inc.) was incorporated in the State of Nevada on March 5, 2007 as Northern Minerals, Inc.  As of June 30, 2014 we were a development stage company with no revenues and a limited operating history.

Our original business was to engage in the acquisition, exploration and development of natural resource properties.  We received the results of Phase 1 and Phase 1A of the exploration program from the consulting geologist.  The findings were not promising and management determined it was in the best interests of the shareholders to allow the claim to lapse.

On July 17, 2014, our board of directors approved an agreement and plan of merger to merge with our wholly-owned subsidiary KollagenX Corp., a Nevada corporation, to effect a name change from Integrated Electric Systems Corp. to KollagenX Corp.  KollagenX Corp. was formed solely for the change of name and business plan to distribution of personal beauty products.

Articles of Merger to effect the merger and change of name were filed and became effective with the Nevada Secretary of State on July 23, 2014.

The name change has been reviewed by the Financial Industry Regulatory Authority (FINRA) and has been approved for filing with an effective date of July 30, 2014.

The name change became effective with the Over-the-Counter Bulletin Board at the opening of trading on July 30, 2014 under the symbol "KGNX".  Our new CUSIP number is 50043U107.

During the next twelve months we anticipate spending approximately $10,000 on professional fees, including fees payable in complying with reporting obligations, and general administrative costs.

Liquidity and Capital Resources

Our cash in the bank at June 30, 2014 was $4,161 and outstanding liabilities were $148,914.  We have sold $57,000 in equity securities since inception, $10,000 from the sale of 2,000,000 shares of stock to our officers and directors, $7,000 from the issuance of 1,400,000 shares of stock to a director in repayment of the funds paid by him for the acquisition of the mineral claim and $40,000 from the sale of 2,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on October 12, 2007.  If we experience a shortfall of funds our director has agreed to continue to loan us funds, however he has no obligation to do so.

Results of Operations

As of June 30, 2014 we were still in our development stage and have no revenues to date.  Our net loss since inception through June 30, 2014 was $197,873.

We incurred operating expenses of $14,280 and $14,381 for the three months ended June 30, 2014 and 2013, respectively.  These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the filing of our required statements with the Securities and Exchange Commission.

If we experience a shortage of funds we may utilize funds from our director, who has informally agreed to advance funds, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.  If he fails to do so we may be required to terminate our business.  We are a development stage company and have generated no revenue to date.

As of June 30, 2014, there are loans payable to an unrelated party for $136,000 principal and $6,738 accrued interest.  The loans bear interest at 4% per annum and are due August 2014 ($30,000), December 2014 ($50,000), June 2015 ($20,000), October 2014 ($10,000), December 2014 ($5,000), February 2015 ($5,000), April 2015 ($10,000) and June 2015 ($6,000).

Through June 30, 2014 we had sold $57,000 in equity securities to pay for our business operations.  On February 18, 2008, we closed our offering pursuant to a SB-2 Registration Statement filed with the U.S. Securities and Exchange Commission, which became effective on October 12, 2007.  We sold 2,000,000 shares of common stock to 30 unaffiliated shareholders at $.02 per share for total proceeds of $40,000.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in KollagenX Corp.’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that KollagenX Corp.’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in KollagenX Corp.’s internal controls over financial reporting during the quarter ended June 30, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings.

KollagenX Corp. is not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

Item 1A.  Risk Factors

There has been no change to the Risk Factors disclosed in our Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 2014.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered securities during the period covered by this report.

Item 3.  Defaults Upon Senior Securities.

There were no defaults upon senior securities during the period covered by this report.

Item 4.  Mine Safety Disclosures

Not Applicable.

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

August 19, 2014	KollagenX Corp., Registrant

	By:	/s/ Richard G. Stifel
Richard G. Stifel, President & Director
(Chief Executive Officer, Principal Financial Officer & Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Richard G. Stifel	August 19, 2014
Richard G. Stifel, President & Director (Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer)	Date