Form 10-Q/A
period 2014-06-30
KollagenX Corp.
filed 2014-08-25
CIK 1402486

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the KollagenX Corp Quarterly Report for the period ended June 30, 2014 on Form 10-Q, filed with the Securities and Exchange Commission on August 19, 2014 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

 Item 6.  Exhibits.

The following exhibits are included with this quarterly filing.  Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-144840, at the SEC website at www.sec.gov:

Exhibit No.	Description

3.1*	Articles of Incorporation*
3.2*	Bylaws*
31**	Rule 13a-14(a)/15d-14(a) Certification**
32**	Certification Pursuant to 18 U.S.C. 1350**
101	Interactive data files pursuant to Rule 405 of Regulation S-T

** Previously filed on August 19, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 22, 2014	KollagenX Corp., Registrant

	By:	/s/ Richard G. Stifel
Richard G. Stifel, President & Director
(Chief Executive Officer, Principal Financial Officer & Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Richard G. Stifel	August 21, 2014
Richard G. Stifel, President & Director (Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer)	Date