Form 10-Q
period 2014-09-30
KollagenX Corp.
filed 2014-12-15
CIK 1402486

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly Report under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

Commission File Number 000-54667

KOLLAGENX CORP.
(Exact name of small business issuer as specified in its charter)

INTEGRATED ELECTRIC SYSTEMS CORP.
 (Former Name of small business issuer)

NEVADA	20-8624019
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4850 Eucalyptus Ave.
Chino Ca 91710

 (Address of Principal Executive Offices & Zip Code)

(800) 641-8004
(Telephone Number)

Registered Agents of Nevada, Inc.
711 S Carson St. Ste. 4
Carson, NV 89701
(775) 882-4641
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

There were 64,000,000 shares of Common Stock outstanding as of  December 15, 2014.

KOLLAGENX CORP.

Item 1. Financial Statements.

The following interim unaudited financial statements of KollagenX Corp. (the “Company”) for the nine month period ended September 30, 2014 are included with this Quarterly Report on Form 10-Q:

(a)	Consolidated Condensed Balance Sheets as at September 30, 2014 and March 31, 2014.

(b)	Consolidated Condensed Statements of Operations and Comprehensive Loss for (i) the three and six months ended September 30, 2014 and 2013.

(c)	Consolidated Condensed Statements of Cash Flows for (i) the three and six months ended September 30, 2014 and 2013.

(d)	Notes to Consolidated Condensed Financial Statements.

KollagenX Corp
Consolidated Condensed Balance Sheets
Unaudited
	September 30	March 31
	2014	2014
Assets
Current assets
Cash and cash equivalents	$104,626	$22
Accounts receivable	55,745	-
Inventory	82,055	-
Prepaid expenses and other current assets	157,778	1,260
Total current assets	400,203	1,282

Long term assets
Equipment	17,236	-
Computer equipment	13,904	-
	31,140	-
Less: accumulated depreciation	(31,140)	-
Total long term assets	-	-

Total assets	$400,203	$1,282

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$57,922	$7,876
Loans payable	253,685	-
Notes payable	177,562	120,000
Related party payable	99,979	-
Total current liabilities	589,148	127,876
Long term liabilities
3% unsecured note payable	199,975	-
Total long term liability	199,975	-

Stockholders' equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized;
1,000,000 issued and outstanding as of September 30, 2014 and
none issued as of March 31, 2013.	1,000	-
Common stock, $0.001 par value, 750,000,000 shares authorized;
54,000,000 shares issued and outstanding
as of September 30, 2014 and March 31, 2013.	54,000.00	54,000
Common shares to be issued	10,000.00	-
Additional paid in capital	-	3,000
Accumulated deficit	(453,919)	(183,594)
Total stockholders' equity	(388,919)	(126,594)

Total liabilities and stockholders' equity	$400,203	$1,282

See accompanying notes to unaudited financial statements

KollagenX Corp.
Consolidated Condensed Statements of Operations
Unaudited

	For the three months ended		For the six months ended
	September 30		September 30
	2014	2013	2014	2013
Income
Revenue	$53,042	$-	$53,042	$-
Total revenue	53,042	-	53,042	-

Cost of sales
Purchases	31,587	-	31,587	-
Freight	-	-	-	-
Total cost of sales	31,587	-	31,587	-

Gross profit	21,455	-	21,455	-

Operating expenses
Advertising and promotion	-	-	-	-
General and administrative	179,267	14,381	155,180	26,515
Management salaries	4,300	-	4,300	-
Trade shows	1,303	-	1,303	-
Wages	11,728	-	4,228	-
Total operating expenses	196,598	14,381	165,011	26,515

Loss from operations	(175,143)	(14,381)	(143,556)	(26,515)

Loss for the three and six months	$(175,143)	$(14,381)	$(143,556)	$(26,515)

Loss per common share - basic and diluted	$(0.0032)	$(0.0003)	$(0.0027)	$(0.0005)

Weighted average common shares	54
outstanding - basic and diluted	54,000,000	54,000,000	54,000,000	54,000,000

See accompanying notes to financial statements

KollagenX Corp
Consolidated Condensed Statements of Cash Flow
Unaudited

	For the six months ended
	September 30
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(143,556)	$(26,515)
Adjustments to reconcile net loss to net
cash used by operating activities:
Shares issued for services	1,000	-
Amortization of prepaid consulting fees	2,222	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(35,685)	-
Prepaid expenses	(158,740)	1,894
Decrease in inventory	31,586	-
Accounts payable and accrued liabilities	61,594	(1,787)
Net cash used by operating activities	(241,579)	(26,408)

Cash flows from investing activities:
Property and equipment acquisitions	-	-
Net cash used by investing activities	-	-

Cash flows from financing activities:
Net assets acquired from acquisition	7,242	-
Cash acquired from acquisition	4,329	-
Reduction in related party payable	(4,575)	-
Proceeds from sale of notes payable	257,537	20,000
Proceeds from loans payable	81,651
Net cash provided by financing activities	346,184	20,000

Net change in cash	104,604	(6,408)

Cash, beginning of period	22	7,156

Cash, end of period	$104,626	$748

Supplemental disclosure of cash flow information:
Interest paid	$3,188	$-
Income taxes paid	$-	$-

Supplementary disclosure for noncash financing and
investing activities
Acquisition of accounts receivable	$(20,060)	$-
Acquisition of inventory	$(113,641)	$-
Acquisition of accounts payable	$(11,547)	$-
Acquisition of loans payable	$162,034	$-
Acquisition of related party payable	$104,554	$-

See accompanying notes to financial statements

KOLLAGENX CORP.
Notes to Consolidated Condensed Financial Statements
(Unaudited)
As at September 30, 2014

NOTE 1 - ORGANIZATION AND OPERATIONS

KollagenX Corp. (formerly known as Integrated Electric Systems Corp. and previously Raider Ventures, Inc.) was incorporated in the State of Nevada on March 5, 2007 as Northern Minerals, Inc. Our original business was to engage in the acquisition, exploration and development of natural resource properties. On July 17, 2014 our board of directors approved, both, a letter of intent and the preparation of an agreement and plan to acquire 100% of the outstanding common shares of KollagenX, Inc. a California corporation, and to effect a name change from Integrated Electric Systems Corp. to KollagenX Corp., for the sole purpose of expanding the KollagenX, Inc. business plan for the distribution of personal beauty products.

Articles of Merger to effect the merger between the newly created KollagenX Corp. and Integrated, and to change the name, from Integrated to KollagenX, were filed with and became effective with the Nevada Secretary of State on July 23, 2014. The name change was reviewed by the Financial Industry Regulatory Authority (FINRA) and approved for filing with an effective date of July 30, 2014 and became effective with the Over-the-Counter Bulletin Board at the opening of trading on July 30, 2014 under the symbol "KGNX". Our new CUSIP number is 50043U107.

A Share Exchange Agreement, between the newly created KollagenX Corp., KollagenX, Inc. and the shareholders of KollagenX, Inc. became effective August 4, 2014, transferring 10,000,000 common shares of KollagenX Corp. to the KollagenX, Inc. shareholders, in return for 100% of the issued and outstanding shares of KollagenX, Inc.  Consequently, the operating results of KollagenX Inc are included in the consolidated condensed financial statements for the period August 4, 2014 thru September 30, 2014.

KollagenX, Inc., a California corporation, was incorporated on May 15, 2009 as QWR, Inc. and changed its name to KollagenX Inc. on October 8, 2013.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended March 31, 2014 and notes thereto included in the Company's Form 10-K. The Company follows the same accounting policies in the preparation of interim reports.

Operating results for the three and six months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ended March 31, 2014.

Summary of Significant Accounting Policies

This summary of significant accounting policies of KollagenX Corp. is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management who is responsible for the integrity and objectivity of the financial statements. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

KOLLAGENX CORP.
Notes to Consolidated Condensed Financial Statements
(Unaudited)
As at September 30, 2014

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash

Cash consists of petty cash, checking, savings, and money market accounts.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2014 and March 31, 2014.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federal insured limits.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. The Company provides allowances for uncollectible accounts receivable equal to the estimated collection losses that will be incurred in collection of all receivables. Accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company’s management determines which accounts are past due and if deemed uncollectible, the Company charges off the receivable in the period the determination is made. The Company generally requires no collateral to secure its ordinary accounts receivable.

Property and Equipment

Property and equipment are stated at cost and depreciated using both straight-line and accelerated methods over estimated useful lives ranging from 3 to 5 years. Upon disposition of property and equipment, related gains and losses are recorded in operations. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expenses as incurred.

Inventory

Substantially all inventory consists of finished goods and is valued based upon first-in first-out ("FIFO") cost, not in excess of market. The determination of whether the carrying amount of inventory requires a write-down is based on a detailed evaluation of inventory relative to any potential slowing moving products or discontinued items as well as the market conditions for the specific inventory items.

KOLLAGENX CORP.
Notes to Consolidated Condensed Financial Statements
(Unaudited)
As at September 30, 2014

Advertising

The Company generally expenses advertising costs as incurred.

Depreciation and amortization

Depreciation and amortization expense primarily consists of the non-cash write-down of tangible and intangible assets over their expected economic lives. We expect this expense to continue to grow in absolute dollars and potentially as a percentage of revenue as we continue to grow and incur capital expenditures to improve our technological infrastructure and acquire assets through potential future acquisitions.

Revenue Recognition

Revenue consists of product sales at market minus any discount afforded to a client or customer, and professional services and products sold.

We recognize revenue when persuasive evidence of an arrangement exists, pricing is fixed and determinable, collection is reasonably assured and delivery or performance of service has occurred. Customer prepayments are reflected as deferred revenue as long as there is persuasive evidence that the purchased product will be shipped within a reasonable time.

Sales revenue is recognized upon the shipment of merchandise to customers.

Professional and consulting services related to the implementation and use of our products, are generally performed on a fixed fee basis under separate service arrangements.

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2014 and March 31, 2014. The Company did not engage in any transaction involving derivative instruments.

As required by the Fair Value Measurements and Disclosures Topic of the FASB ASC, fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The three levels of the fair value hierarchy are described below:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

KOLLAGENX CORP.
Notes to Consolidated Condensed Financial Statements
(Unaudited)
As at September 30, 2014

Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders’ equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

 There are no other recent accounting pronouncements that are expected to have a material effect on the Company’s financial statements.

Share-based Compensation - The Company recognizes share-based compensation, including stock option grants, warrants and restricted stock grants at their fair value on the grant date. Share based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable.  Compensation expense is generally recognized on a straight-line basis over the vesting period.

Dividends - The payment of dividends by the Company in the future will be at the discretion of the Board of Directors and will depend on earnings, capital requirements and financial condition, as well as other relevant factors.   The Company does not intend to pay any cash dividends in the foreseeable future but intend to retain all earnings, if any, for use in the business.

Earnings (Loss) per Share - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss), adjusted for changes in income or loss that resulted from the assumed conversion of convertible shares, by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

The computation of basic and diluted loss per share for the periods presented is equivalent since the Company had continuing losses. The Company had no common stock equivalents as of September 30, 2014.

Risks and Uncertainties - The Company’s operations and future are dependent in a large part on its ability to develop its business model in a competitive market.  The Company intends to operate in an industry that is subject to intense competition and change in consumer demand. The Company's operations are subject to significant risk and uncertainties including financial and operational risks and the potential risk of business failure. The Company’s inability to meet its business plan and target customer demand may have a material adverse effect on its financial condition, results of operations and cash flows.

KOLLAGENX CORP.
Notes to Consolidated Condensed Financial Statements
(Unaudited)
As at September 30, 2014

Income Taxes - Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at tax rates expected to be in effect when such assets or liabilities are realized or settled. Deferred income tax assets are reduced by valuation allowances when necessary.

Assessing whether deferred tax assets are realizable requires significant judgment. The Company considers all available positive and negative evidence, including historical operating performance and expectations of future operating performance. The ultimate realization of deferred tax assets is often dependent upon future taxable income and therefore can be uncertain. To the extent the Company believes it is more likely than not that all or some portion of the asset will not be realized, valuation allowances are established against the Company’s deferred tax assets, which increase income tax expense in the period when such a determination is made.

Income taxes include the largest amount of tax benefit for an uncertain tax position that is more likely than not to be sustained upon audit based on the technical merits of the tax position. Settlements with tax authorities, the expiration of statutes of limitations for particular tax positions, or obtaining new information on particular tax positions may cause a change to the effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes on the statements of operations.

NOTE 3- ACQUISITION OF KOLLAGENX INC.

On August 4, 2014, the Company completed the acquisition of KollagenX Inc. a California corporation in the cosmetics business.

The purchase price, for 100% of the issued and outstanding common shares of KollagenX Inc., was 10,000,000 restricted common shares of KollagenX Corp issued to the shareholders of KollagenX Inc.

The operating results of KollagenX Inc are included in the condensed combined financial statements, from the date of acquisition, August 4, 2014 through September 30, 2014.

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the six months ended September 30, 2014, the Company incurred net losses of $143,556 and as of the same date had an accumulated deficit of $453,919.  The KollagenX Inc revenue for the period August 4, 2014 through September 30, 2014 was $53, 042 as compared to $25,271 for the same period in 2013.  The KollagenX Inc revenue was $175,015 for the period ended September 30, 2014 as compared to $187,263 for the same period in 2013.  If the Company is unable to generate profits and is unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements do not include any adjustment relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company is taking certain steps to provide the necessary capital to continue its operations. These steps included, but are not limited to: 1) focus on sales to minimize the need for capital at this stage; 2) converting part of the outstanding accounts payable to equity; 3) raising equity financing; 4) continuous focus on reductions in cost where possible.

KOLLAGENX CORP.
Notes to Consolidated Condensed Financial Statements
(Unaudited)
As at September 30, 2014

NOTE 5 – PREPAID EXPENSES

On September 22, 2014 the Company entered into a twenty-four month consulting agreement, with a Company that has expertise in providing management advice and financial services advice.  The entire fee of $160,000 was paid in advance and will be amortized in equal monthly amounts over the twenty-four months.  $2,222 was amortized for the period September 22, 2014 through September 30, 2014.

NOTE 6 – LOANS AND NOTES PAYABLE

		September 30,	March 31,
		2014	2014
Unsecured non interest bearing loan payable, no maturity date		$88,747	-
Unsecured non interest bearing loan payable, no maturity date		68,809	-
Unsecured non interest bearing loan payable, no maturity date		22,023	-
Unsecured non interest bearing loan payable, no maturity date		74,106	-
		$253,685	$-

4% unsecured promissory note payable, dated August 13, 2012 , due August 13, 2014	$30,000		$30,000
4% unsecured promissory note payable, dated December 18, 2012 due December 18, 2014.	50,000		50,000
4%Unsecured promissory note payable, dated June 13, 2013 , due June 13, 2015.	20,000		20,000
4% unsecured promissory note payable, dated October 7, 2013 , due October 7, 2014.	10,000		10,000
4% unsecured promissory note payable, dated December 18, 2013, due December 18, 2014.	5,000		5,000
4% unsecured promissory note payable, dated February 19, 2014 , due February 19, 2015.	5,000		5,000
4% unsecured promissory note payable, dated April 16, 2014 , due April 16, 2015.	10,000		-
4% unsecured promissory note payable, dated June 24, 2014 , due June 24, 2015.	6,000	136,000	-
3% convertible due February 21, 2016		$199,975
6% unsecured promissory note payable dated July 31, due January 31, 2015		16,562	-
6% unsecured promissory note payable dated July 31, due July 31, 2015		25,000	-
		$377,537	$120,000

Related party debt		36,400	-
Related party debt		63,579	-
		$99,979	$-

KOLLAGENX CORP.
Notes to Consolidated Condensed Financial Statements
(Unaudited)
As at September 30, 2014

NOTE 6 - STOCKHOLDERS' DEFICIT

As of September 30, 2014, there were 54,000,000 shares of common stock outstanding, and 1,000,000 preferred shares outstanding.  10,000,000 common shares were to be issued pursuant to the Stock Exchange agreement.

Preferred Stock

As of September 30, 2014, there were 25,000,000 preferred shares authorized and 500,000 preferred shares outstanding.  The board of directors had previously set the voting rights for the preferred stock at 1 share of preferred to 250 common shares..

The holders of the Class A Preferred Stock shall vote for the election of directors, and shall have full voting rights, except that each Class
A Preferred share shall ensure one holder to seven hundred fifty (750) votes for each one (1) Class A Preferred Share held.  The Class A Preferred Stock shall not be redeemable but the holders shall be entitled, at any time, to convert their shares into shares of the Company’s Common Stock at the rate of one (1) share of Class A Preferred Stock for one (1) share of Common Stock.

Common Stock

On August 4, 2014 pursuant to the Stock Exchange Agreement, for the acquisition of 100% of the outstanding common shares of KollagenX Inc., the Company agreed to issue 10,000,000 of its Common Shares to the shareholders of KollagenX Inc.  The shares were issued on November 14, 2014.

NOTE 7 - RELATED PARTY TRANSACTIONS

As of September 30, 2014, KollagenX Inc. owed $46,300 and $63,579 to each of its two directors respectively.

 NOTE 8 - SUBSEQUENT EVENTS

On November 14, 2014 a shareholder cancelled and returned, to the Company, 10,000,000 shares of the Company’s common stock.  On the same date the Company issued 10,000,000 shares of its common stock to the shareholders of KollagenX Inc.

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

On July 17, 2014, our board of directors approved an agreement and plan of merger to merge with our wholly-owned subsidiary KollagenX Corp., a Nevada corporation, to effect a name change from Integrated Electric Systems Corp. to KollagenX Corp. KollagenX Corp. was formed solely for the change of name and business plan for the distribution of personal beauty products.

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
On August 4, 2014 KollagenX Corp. exchanged 10,000,000 of its Common Shares with the shareholders of KollagenX Inc. in return for 1,000 Common Shares, of KollagenX Inc., which were all the issued and outstanding common shares of KollagenX Inc.,  whose  business plan is based on the distribution of personal beauty products.

During the next twelve months we anticipate spending approximately $20,000 on professional fees, including fees payable in complying with reporting obligations, and general administrative costs.

Liquidity and Capital Resources

Our cash in the bank at September 30, 2014 was $104,626 and outstanding current liabilities were $789,123 compared to $22 cash on hand and $127,876 in outstanding current liabilities as of March 31, 2014.

Results of Operations

Although KollagenX Corp. has not generated any revenue, our wholly owned subsidiary KollagenX Inc., recorded $53,042 in net revenue from, August 4, 2014, the date of acquisition through September 30, 2014 and a loss of $77,502 for the same period.  Our accumulated deficit since inception, including KollagenX Inc. through September 30, 2014 was   $453,919.

We incurred operating expenses of $196,598 and $165,011 for the three months and six months ended September 30, 2014 as compared to $14,381 and $26,515 for the three and six months ended September 30, 2013 respectively. These expenses for the three and six months ended September 30, 2014 consisted of general operating expenses and professional fees, associated with the operations of KollagenX Inc. as compared to the general and  administrative costs for KollagenX Corp for the three and six months ended September 30, 2014 and 2013.

As of September 30, 2014, KollagenX had unsecured loans payable to an unrelated party for $136,000 principal and $6,738 accrued interest, compared to $100,000 plus accrued interest of $3,176 on September 30, 2013. All of  the loans bear interest at 4% per annum and mature on         August 2014  ($30,000), December 2014 ($50,000), September 2015 ($20,000), October 2014 ($10,000), December 2014 ($5,000), February 2015 ($5,000), April 2015 ($10,000) and September 2015 ($6,000).  Although several of the notes are due, the holder has not made any demand for payment.  KollagenX Inc. had unsecured non-interest bearing loans outstanding on September 30, 2014 in the total amount of $253,685 to unrelated parties, $99,979,  to related parties, all without maturity dates, and unsecured 6% notes payable totaling $41,652, issued for services provided, maturing in 2015 and one eighteen month 3 % note entered into on September 22, 2014 for $199,975.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in KollagenX Corp.’s internal controls over financial reporting during the quarter ended September 30, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings.

Neither KollagenX Corp. nor KollagenX Inc. is currently involved in any legal proceedings and we are not aware of any pending or potential legal   actions.

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

December 15, 2014
	By:	/s/ Rondell Fletcher
Rondell Fletcher
President

	By:	/s/ Richard Stifel
Richard G. Stifel,
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Rondell Fletcher	December 15, 2014
Rondell Fletcher, President	Date

/s/ Richard G. Stifel
Richard G. Stifel, Chief Financial Officer