Form 10-Q/A
period 2014-09-30
KollagenX Corp.
filed 2015-01-14
CIK 1402486

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

There were 54,000,000 shares of Common Stock outstanding as of  January 12, 2015 .

KOLLAGENX CORP.

Item 1. Financial Statements.

The following interim unaudited financial statements of KollagenX Corp. (the “Company”) for the nine month period ended September 30, 2014 are included with this Quarterly Report on Form 10-Q:

(a)	Consolidated Condensed Balance Sheets as at September 30, 2014 and March 31, 2014.

(b)	Consolidated Condensed Statements of Operations and Comprehensive Loss for (i) the three and six months ended September 30, 2014 and 2013.

(c)	Consolidated Condensed Statements of Cash Flows for the six months ended September 30, 2014 and 2013.

(d)	Notes to Consolidated Condensed Financial Statements.

KollagenX Corp
Condensed Consolidated Balance Sheets
Unaudited

	September 30	March 31
	2014	2014
Assets
Current assets
Cash and cash equivalents	$104,626	$22
Accounts receivable	45,745	-
Notes receivable	10,000	-
Inventory	82,055	-
Prepaid expenses and other current assets	157,778	1,260
Total current assets	400,204	1,282

Fixed assets
Computers and other equipment, net of accumulated depreciation of $31,140 and $0	-	-

Total assets	$400,204	$1,282

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued expenses	$57,922	$7,876
Notes payable	431,247	120,000
Notes payable - related parties	99,979	-
Total current liabilities	589,148	127,876

Long term liabilities
Notes payable	199,975	-
Total long term liability	199,975	-

Total liabilities	789,123	127,876

Stockholders' deficit
Preferred stock, $0.001 par value, 5,000,000 shares authorized;
1,000,000 and none issued and outstanding as of September 30, 2014 and
March 31, 2013	1,000	-
Common stock, $0.001 par value, 750,000,000 shares authorized;
54,000,000 and 54,000,000 shares issued and outstanding
as of September 30, 2014 and March 31, 2013	54,000	54,000
Common shares to be issued	10,000	-
Additional paid in capital	-	3,000
Accumulated deficit	(453,919)	(183,594)
Total stockholders' deficit	(388,919)	(126,594)

Total liabilities and stockholders' deficit	$400,204	$1,282

See accompanying notes to unaudited condensed consolidated financial statements

KollagenX Corp.
Condensed Consolidated Statements of Operations
Unaudited

	For the three months ended		For the six months ended
	September 30		September 30
	2014	2013	2014	2013
Income
Revenue	$53,042	$-	$53,042	$-
Total revenue	53,042	-	53,042	-

Cost of sales
Purchases	31,587	-	31,587	-
Freight	-	-	-	-
Total cost of sales	31,587	-	31,587	-

Gross profit	21,455	-	21,455	-

Operating expenses
General and administrative	96,654	11,135	132,889	24,675
Consulting fees	30,722	-	32,122
Total operating expenses	127,376	11,135	165,011	24,675

Loss from operations	(105,921)	(11,135)	(143,556)	(24,675)

Other (income) expense
Interest	1,900	1,000	-	1,840

Net Loss	$(107,821)	$(12,135)	$(143,556)	$(26,515)

Loss per common share - basic and diluted	$(0.0020)	$(0.0002)	$(0.0027)	$(0.0005)

Weighted average common shares
outstanding - basic and diluted	54,000,000	54,000,000	54,000,000	54,000,000

See accompanying notes to unaudited condensed consolidated financial statements

KollagenX Corp
Condensed Consolidated Statements of Cash Flow
Unaudited

	For the six months ended
	September 30
	2014	2013
Cash flows from operating activities:
Net loss	$(143,556)	$(26,515)
Adjustments to reconcile net loss to net
cash used by operating activities:
Shares issued for services	1,000	-
Amortization of prepaid consulting fees	2,222	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(35,685)	-
Prepaid expenses	(158,740)	1,894
Decrease in inventory	31,586	-
Accounts payable and accrued liabilities	61,594	(1,787)
Net cash used by operating activities	(241,579)	(26,408)

Cash flows from investing activities:
Cash acquired from acquisition	1,570	-
Net cash used by investing activities	1,570	-

Cash flows from financing activities:
Reduction in related party payable	(4,575)	-
Proceeds from notes payable	349,188	20,000
Net cash provided by financing activities	344,613	20,000

Net change in cash	104,604	(6,408)

Cash, beginning of period	22	7,156

Cash, end of period	$104,626	$748

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplementary disclosure for noncash financing and
investing activities
Shares issued for acquisition of KollagenX	$10,000	$-

see accompanying notes to unaudited condensed consolidated financial statements

KOLLAGENX CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

KOLLAGENX CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

KOLLAGENX CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

KOLLAGENX CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

KOLLAGENX CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

KOLLAGENX CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

NOTE 6 –  NOTES PAYABLE AND NOTES PAYABLE – RELATED PARTIES

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

KOLLAGENX CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 7 - STOCKHOLDERS' DEFICIT

As of September 30, 2014, there were 54,000,000 shares of common stock outstanding, and 1,000,000 preferred shares outstanding.  10,000,000 common shares were to be issued pursuant to the Stock Exchange agreement for services rendered.

Preferred Stock

As of September 30, 2014, there were 25,000,000 preferred shares authorized and 1,000,000 preferred shares outstanding.  The board of directors had previously set the voting rights for the preferred stock at 1 share of preferred to 250 common shares.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

As of September 30, 2014, KollagenX Inc. owed $46,300 and $63,579 to each of its two directors respectively.

 NOTE 9 - SUBSEQUENT EVENTS

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

Results of Operations

Although KollagenX Corp. has not generated any revenue, our wholly owned subsidiary KollagenX Inc., recorded $53,042 in net revenue from, August 4, 2014, the date of acquisition through September 30, 2014 and a net loss of $143,556.  Our accumulated deficit since inception, including KollagenX Inc. through September 30, 2014 was   $453,919.

We incurred operating expenses of $127,376 and $165,011 for the three months and six months ended September 30, 2014 as compared to $11,135 and $24,675 for the three and six months ended September 30, 2013 respectively. These expenses for the three and six months ended September 30, 2014 consisted of general operating expenses and professional fees, associated with the operations of KollagenX Inc. as compared to the general and  administrative costs for KollagenX Corp for the three and six months ended September 30, 2014 and 2013.

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

Based on that evaluation, management concluded, as of the end of the period covered by this report, that KollagenX Corp.’s disclosure controls and procedures were ineffective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

January 13, 2015
	By:	/s/ Rondell Fletcher
Rondell Fletcher
President

	By:	/s/ Richard Stifel
Richard G. Stifel,
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Rondell Fletcher	January 13, 2015
Rondell Fletcher, President	Date

/s/ Richard G. Stifel
Richard G. Stifel, Chief Financial Officer