Form 10-Q
period 2014-12-31
KollagenX Corp.
filed 2015-02-23
CIK 1402486

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For the quarterly period ended December 31, 2014

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

There were 54,000,000 shares of Common Stock outstanding as of February 20, 2015.

KOLLAGENX CORP.

Item 1. Financial Statements.

The following interim unaudited financial statements of KollagenX Corp. (the "Company") for the nine month period ended December 31, 2014 are included with this Quarterly Report on Form 10-Q:

(a)	Consolidated Condensed Balance Sheets as at December 31, 2014 and February 28, 2014.

(b)	Consolidated Condensed Statements of Operations and Comprehensive Loss for the three and nine months ended December 31, 2014 and the three and nine months ended November 30, 2013.

(c)	Consolidated Condensed Statement of Shareholders' Deficit for the nine months ended December 31, 2014

(d)	Consolidated Condensed Statements of Cash Flows for the nine months ended December 31, 2014 and nine months ended November 30, 2013.

(e)	Notes to Consolidated Condensed Financial Statements.

KollagenX Corp
Consolidated Condensed Balance Sheets
	December 31	February 28
	2014	2014
		(audited)
Assets
Current assets
Cash and cash equivalents	$1,057	$4,905
Accounts receivable	40,557	-
Inventory	69,985	82,244
Advance to vendor	6,600	-
Prepaid expenses and other current assets	137,777	-
Total current assets	255,976	87,149

Long term assets
Related party receivable	-	10,000
Equipment	17,236	17,236
Computer equipment	13,904	13,904
	31,140	41,140
Less: accumulated depreciation	(31,140)	(31,140)
Total long term assets	-	10,000

Total assets	$255,976	$97,149

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$66,824	$39,108
Loans payable	162,020	89,350
Notes payable	187,562	75,000
Related party payable	115,045	45,654
Total current liabilities	531,451	249,112
Long term liabilities
3% unsecured note payable	199,975	-
Total long term liability	199,975	-

Stockholders' equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized;
1,000,000 issued and outstanding as of September 30, 2014 and
none issued as of March 31, 2013.	1,000	-
Common stock, $0.001 par value, 750,000,000 shares authorized;
54,000,000 shares issued and outstanding
as of September 30, 2014 and March 31, 2013.	54,000	1,000
Common shares to be issued	-	-
Additional paid in capital	(194,873)	-
Accumulated deficit	(335,577)	(152,963)
Total stockholders' equity	(475,450)	(151,963)

Total liabilities and stockholders' equity	255,976	97,149

See accompanying notes to unaudited financial statements

KollagenX Corp
Consolidated Condensed Statements of Operations
Unaudited

	For the three months ended	For the nine months ended	For the three months ended	For the nine months ended
	December 31	December 31	November 30	November 30
	2014	2014	2013	2013
Income
Revenue	$94,638	$220,572	$45,516	$223,670
Total revenue	94,638	220,572	45,516	223,670

Cost of sales
Purchases	48,453	57,096	12,556	36,844
Freight	-	3,156	2,084	6,237
Total cost of sales	48,453	60,252	14,640	43,081

Gross profit	46,185	160,320	30,877	180,589
Operating expenses
General and administrative	85,677	162,633	24,635	121,372
Management salaries	53,951	109,473	-	-
Trade shows	4,685	33,388	3,204	37,565
Wages	6,766	24,409	600	18,092
Total operating expenses	151,079	329,903	28,439	177,028

Profit (Loss) from operations	(104,894)	(169,583)	2,438	3,561
Other expenses
Interest	8,964	13,031	1,603	1,603

Total other expenses	8,964	13,031	1,603	1,603

Profit (Loss) for the three and nine months	$(113,858)	$(182,614)	$835	$1,958

Loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares
outstanding - basic and diluted	54,000,000	54,000,000	10,000,000	10,000,000
See accompanying notes to unaudited financial statements

KOLLAGENX, CORP.
STATEMENT OF STOCKHOLDERS' DEFICIT
	Preferred Stock		Common Stock			Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	APIC	Deficit	Equity

Balance, March 1, 2012	-		1,000	1,000		(124,525)	(123,525)

Loss for the year ended February 28, 2013			-	-		(11,526)	(11,526)

Balance, February 28, 2013			1,000	1,000		(136,051)	(135,051)

Loss for the year ended February 28, 2014	-		-	-		(16,912)	(16,912)

Balance, February 28, 2014 (Audited)	-		1,000	1,000		(152,963)	(151,963)

Issuance of Preferred Shares	1,000,000	1,000			(1,000)		-

Merger Recapitalization 8/4/2014			54,000,000	54,000	13,000		67,000

Share Exchange per Merger Agreement			9,999,000	9,000	(216,873)		(207,873)

Shares cancelled and returned			(10,000,000)	(10,000)	10,000		-

Loss for the nine months ended December 31, 2014						(182,614)	(182,614)

Balance, December 31, 2014 (Unaudited)	1,000,000	$1,000	54,000,000	$54,000	$(194,873)	$(335,577)	$(475,450)

See accompanying notes to financial statements

KollagenX Corp
Consolidated Condensed Statements of Cash Flow
Unaudited

	For the nine months ended	For the nine months ended
	December 31,	November 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(182,615)	$1,813
Adjustments to reconcile net loss to net
cash used by operating activities:
Amortization of prepaid consulting fees	22,223	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(37,155)	-
Prepaid expenses	(160,000)	-
Decrease in inventory	12,259	-
Accounts payable and accrued liabilities	27,716	23,043
Net cash used by operating activities	(317,573)	24,856

Cash flows from investing activities:
Property and equipment acquisitions	-	(14,590)
Net cash used by investing activities	-	(14,590)

Cash flows from financing activities:
Net assets acquired from acquisition	(140,873)	-
Increase(Reduction) in related party payable	69,391	(18,242)
Proceeds from sale of notes payable	312,537	-
Proceeds from loans payable	72,670	6,908
Net cash provided by financing activities	313,725	(11,334)

Net change in cash	(3,848)	(1,068)

Cash, beginning of period	4,905	3,456

Cash, end of period	$1,057	$2,388

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to financial statements

KOLLAGENX CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of December 31, 2014
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
A Share Exchange Agreement, between the newly created KollagenX Corp., KollagenX, Inc. and the shareholders of KollagenX, Inc. became effective August 4, 2014. Pursuant to that Share Exchange Agreement, all of the outstanding shares of KollagenX, Inc., (1,000) were   traded for 10,000,000 common shares of KollagenX Corp. Simultaneously, the two shareholders of KollagenX, Inc., Rondell Fletcher and George Huerta, were elected as Directors and appointed to the Positions of President and CEO respectively, of KollagenX Corp.
KollagenX, Inc., a California corporation, was incorporated on May 15, 2009 as QWR, Inc. and changed its name to KollagenX Inc. on October 8, 2013.
The acquisition of KollagenX, INC. has been recorded as a reverse merger.  As such, the historical statements of KollagenX, CORP. have replaced those of KollagenX, INC., except for the outstanding stock of the Company.  A pro forma balance sheet is presented as of the date of the merger.  Additionally, a statement of Shareholders' Deficit is included to illustrate the pro forma recapitalization resultant of the Share Exchange Agreement.  A pro forma statement of operations is presented as if the merger had occurred on the date of inception (March 5, 2007).
KollagenX CORP.'s and KollagenX, INC.'s respective year ends are currently March 31 and February 28, respectively.  KollagenX, CORP. is currently in the process of changing their fiscal year end, via Amendments to the Articles of Incorporation in the State of Nevada, to February 28.  Management believes this date, the current fiscal year end date of the Operating Company (KollagenX, INC.), would be better suited for the company and shareholders alike."
NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  Additionally, these interim financial statements should be read in conjunction with the financial statements of the Company for the year ended February 28, 2014 and notes thereto included in the Company's Amended Super 8K, as filed with the SEC on August 18, 2014.

KOLLAGENX CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of December 31, 2014

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Operating results for the three and nine months ended December 31, 2014 are not necessarily indicative of the results that may be expected in the annual report.

Summary of Significant Accounting Policies

This summary of significant accounting policies of KollagenX Corp. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for the integrity and objectivity of the financial statements. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

Cash

Cash consists of petty cash, checking, savings, and money market accounts.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2014 and February 28, 2014.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federal insured limits.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. The Company provides allowances for uncollectible accounts receivable equal to the estimated collection losses that will be incurred in collection of all receivables. Accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company's management determines which accounts are past due and if deemed uncollectible, the Company charges off the receivable in the period the determination is made. The Company generally requires no collateral to secure its ordinary accounts receivable.
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

KOLLAGENX CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of December 31, 2014

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Fair Value of Financial Instruments
The Company's financial instruments include cash, accounts receivable, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2014 and February 28, 2014. The Company did not engage in any transaction involving derivative instruments.

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
The three levels of the fair value hierarchy are described below:

KOLLAGENX CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of December 31, 2014

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recent Accounting Pronouncements
On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders' equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.
There are no other recent accounting pronouncements that are expected to have a material effect on the Company's financial statements.
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
Risks and Uncertainties - The Company's operations and future are dependent in a large part on its ability to develop its business model in a competitive market.  The Company intends to operate in an industry that is subject to intense competition and change in consumer demand. The Company's operations are subject to significant risk and uncertainties including financial and operational risks and the potential risk of business failure. The Company's inability to meet its business plan and target customer demand may have a material adverse effect on its financial condition, results of operations and cash flows.
Principles of Consolidation
All intercompany balances and transactions, among the companies, have been eliminated upon consolidation.

KOLLAGENX CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of December 31, 2014

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes - Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at tax rates expected to be in effect when such assets or liabilities are realized or settled. Deferred income tax assets are reduced by valuation allowances when necessary.

Assessing whether deferred tax assets are realizable requires significant judgment. The Company considers all available positive and negative evidence, including historical operating performance and expectations of future operating performance. The ultimate realization of deferred tax assets is often dependent upon future taxable income and therefore can be uncertain. To the extent the Company believes it is more likely than not that all or some portion of the asset will not be realized, valuation allowances are established against the Company's deferred tax assets, which increase income tax expense in the period when such a determination is made.

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

At December 31, 2014 and February 28, 2014, the Company determined that it has no tax liability and no tax benefit.

NOTE 3- ACQUISITION OF KOLLAGENX INC.

On August 4, 2014, the Company completed, as reported on Form 8K filed on August 13, 2014, through a Stock Purchase Agreement, the acquisition of KollagenX Inc. a California corporation focused on the cosmetics business.
The acquisition of KollagenX, INC. has been recorded as a reverse merger.  As such, the historical statements of KollagenX, CORP. have replaced those of KollagenX, INC., except for the outstanding stock of the Company.  A pro forma balance sheet is presented as of the date of the merger.  Additionally, a statement of Shareholders' Deficit is included to illustrate the pro forma recapitalization resultant of the Share Exchange Agreement.  A pro forma statement of operations is presented as if the merger had occurred on the date of inception (March 5, 2007).
KollagenX CORP.'s and KollagenX, INC.'s respective year ends are currently March 31 and February 28, respectively.  KollagenX, CORP. is currently in the process of changing their fiscal year end, via Amendments to the Articles of Incorporation in the State of Nevada, to February 28.  Management believes this date, the current fiscal year end date of the Operating Company (KollagenX, INC.), would be better suited for the company and shareholders alike.
The purchase price, for 100% of the issued and outstanding common shares of KollagenX Inc., was 10,000,000 restricted common shares of KollagenX Corp issued to the shareholders of KollagenX Inc.

The operations of KollagenX Inc are included in the condensed combined balance sheets for the nine months ended November 30, 2014 and February 28, 2014 and in the income statement for the nine and three months ended December 31, 2014 and 2013.

KOLLAGENX CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of December 31, 2014

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the nine months ended December 31, 2014, the Company incurred net losses of $182,613 had an accumulated deficit of $335,577.  The KollagenX Inc. revenue for the nine months ended December 31, 2014 through November 30, 2014 was $220,572 as compared to $223,670 for the same period in 2013.  If the Company is unable to generate profits and is unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.  These factors raise substantial doubt about the Company's ability to continue as a going concern.
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

NOTE 5 – ACCOUNTS RECEIVABLE

On December 31, 2014 the Company had accounts receivable of $46,613 and determined that an allowance for potential uncollectability of $6,176 was appropriate.  There were no accounts receivable on February 28, 2014.

NOTE 6 – INVENTORY

The Company's inventory of merchandise held for resale, on December 31, 2014, was $69,985, valued on a first in, first out basis as compared to $82,244 at February 28, 2014, similarly valued.  The difference is attributable to normal business practices.

NOTE 7– PREPAID EXPENSES

On September 22, 2014 the Company entered into a twenty-four month consulting agreement, with a Company that has expertise in providing management advice and financial services advice.  The entire fee of $160,000 was paid in advance and will be amortized in equal monthly amounts over the twenty-four months.  $22,223 was amortized for the period September 22, 2014 through December 31, 2014.

NOTE 8 – ACCOUNTS PAYABLE

On December 31, 2014, trade accounts payable amounted to $66,824 compared to $39,108 at February 28, 2014.

KOLLAGENX CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of December 31, 2014

NOTE 9 – NOTES AND LOANS PAYABLE

	December 31,	February 28,
	2014	2014
Current Liabilities
Unsecured non interest bearing loan payable, no maturity date	$68,459	$70,165
Unsecured non interest bearing loan payable, no maturity date	20,029	19,185
Unsecured non interest bearing loan payable, no maturity date	73,532
Total loans payable	162,020	89,350
Unsecured non interest bearing loan payable, no maturity date	-	75,000
4% unsecured promissory note payable, dated August 13, 2012 , due August 13, 2014	30,000	-
4% unsecured promissory note payable, dated December 18, 2012 due December 18, 2014.	50,000	-
4%Unsecured promissory note payable, dated June 13, 2013 , due June 13, 2015.	20,000	-
4% unsecured promissory note payable, dated October 7, 2013 , due October 7, 2014.	10,000	-
4% unsecured promissory note payable, dated December 18, 2013, due December 18, 2014.	5,000	-
4% unsecured promissory note payable, dated February 19, 2014 , due February 19, 2015.	5,000	-
4% unsecured promissory note payable, dated April 16, 2014 , due April 16, 2015.	10,000	-
4% unsecured promissory note payable, dated June 24, 2014 , due June 24, 2015.	6,000	-
	136,000
3% unsecured promissory note payable dated September 15, 2014, due September 15, 2015	10,000	-
6% unsecured promissory note payable dated July 31, 2014 due January 31, 2015	16,562	-
6% unsecured promissory note payable dated July 31, due July 31, 2015	25,000	-
	$187,562	$75,000
	$349,582	$164,350

Related party debt	$115,045	$45,653

Long Term Liabilities
3% convertible due February 21, 2016	$199,975	$-

NOTE 10 - STOCKHOLDERS' DEFICIT
As of December 31, 2014, there were 54,000,000 shares of common stock outstanding, and 1,000,000 preferred shares outstanding.  10,000,000 common shares were issued pursuant to the Stock Exchange agreement and Eco Investment Properties contributed 10,000,000 of its common share holdings back to the Company which were cancelled.
Preferred Stock
As of December 31, 2014, there were 5,000,000 preferred shares authorized and 1,000,000 preferred shares outstanding, which had been issued to a director for services rendered and were expensed at $0.001 per share. The issued preferred shares were returned to the Company in January 2015, and appropriate documentation was completed to remove the preferred designation from the Articles of Incorporation.
The board of directors had previously set the voting rights for the preferred stock at 1 share of preferred to 250 common shares.

The holders of the Class A Preferred Stock shall vote for the election of directors, and shall have full voting rights, except that each Class
A Preferred share shall ensure one holder to seven hundred fifty (750) votes for each one (1) Class A Preferred Share held.  The Class A Preferred Stock shall not be redeemable but the holders shall be entitled, at any time, to convert their shares into shares of the Company's Common Stock at the rate of one (1) share of Class A Preferred Stock for one (1) share of Common Stock.  On January 20, 2015 the Board of Directors resolved to withdraw the Certificate of Designation for the Class A preferred, which shares had been returned to the Company.  Appropriate documents were completed and filed with the State of Nevada to amend the Company's Articles of Incorporation to delete the preferred share designation.
Common Stock
On December 31, 2014 the Company had 750,000,000 common shares, par value $0.001 authorized and 54,000,000 issued and outstanding.
On August 4, 2014 pursuant to the Stock Exchange Agreement, for the acquisition of 100% of the outstanding common shares of KollagenX Inc., the Company agreed to issue 10,000,000 of its Common Shares to the shareholders of KollagenX Inc.  The shares were issued on November 14, 2014.  On the same date, Eco Investment Properties contributed 10,000,000 of its common share holdings back to the Company, leaving the total issued and outstanding at 54,000,000 shares.

NOTE 11 - RELATED PARTY TRANSACTIONS
As of December 31, 2014, KollagenX Inc. owed $33,800 and $72,379 to each of its two directors respectively.

 NOTE 12 - SUBSEQUENT EVENTS
On January 16, 2015, the Company accepted the offer of the Director, holding the 1,000,000 preferred shares, to return the shares to the Company and on January 20, 2015 filed a Certificate of Withdrawal and amended

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The acquisition of KollagenX, INC. has been recorded as a reverse merger.  As such, the historical statements of KollagenX, CORP. have replaced those of KollagenX, INC., except for the outstanding stock of the Company.  A pro forma balance sheet is presented as of the date of the merger.  Additionally, a statement of Shareholders' Deficit is included to illustrate the pro forma recapitalization resultant of the Share Exchange Agreement.  A pro forma statement of operations is presented as if the merger had occurred on the date of inception (March 5, 2007).
KollagenX CORP.'s and KollagenX, INC.'s respective year ends are currently March 31 and February 28, respectively.  KollagenX, CORP. is currently in the process of changing their fiscal year end, via Amendments to the Articles of Incorporation in the State of Nevada, to February 28.  Management believes this date, the current fiscal year end date of the Operating Company (KollagenX, INC.), would be better suited for the company and shareholders alike."
During the next twelve months we anticipate spending approximately $20,000 on professional fees, including fees payable in complying with reporting obligations, and general administrative costs.

Liquidity and Capital Resources

Total current assets at December 31, 2014 were $255,916 an increase of $168,817 compared to $87149 at February 28, 2014. Included in current assets were trade accounts receivable of $40,557 the proceeds of which were expected to be collected in the normal course of business, compared to $0. accounts receivable at February 28, 2014;  inventory of $69,985 compared to $82,244 at February 28, 2014;  advances to a vendor for product to be shipped of $6,600 compared to $0. at February 28, 2014;  and prepaid expenses of $137,777 compared to $0. at February 28, 2014.  The increase in prepaid expenses is the unamortized cost resulting from the prepayment of a two year consulting agreement.

Our cash in the bank at December 31, 2014 was $1,057. Outstanding accounts payable were $ 66,824 plus other current liabilities of $464,627 compared to $4,905 cash on hand and $$210,000 in other current liabilities as of February 28, 2014.  In both years the other current liabilities consist of loans from third parties and related parties, none of which have a maturity date nor are being demanded by the lenders.

KollagenX Inc. had $17,933 cash on hand at December 31, 2014, which would be adequate, assuming the current level of sales, to sustain operations for approximately four months.  Management has a plan in place, to provide adequate additional working capital, to sustain the Company's operations into the foreseeable future.  Without that funding, the Company will not be able to maintain operations at the current level.

Results of Operations

Although KollagenX Corp. has not generated any revenue, our wholly owned subsidiary KollagenX Inc., recorded $220,572 in net revenue for the nine months ended November 30, 2014 compared to net revenue of $223,670 for the nine months ended November 30, 2013. Our loss for the nine months ended December 31, 2014 was $182,613 compared to a profit of $1,958 for the same period in 2013.  The loss was due primarily to the added costs of adding KollagenX Corp. and those costs associated with the required filings and audits as well as the total cost of the preparation of the merger agreements and related filings. Our accumulated deficit since inception, including KollagenX Inc. through December 31, 2014 was   $335,577.  As a result of allowing our sales, to a "major retailer", to become a significant portion of our sales for that period, our gross margin suffered substantially during the three month period ended December 31, 2014, dropping from 73% to 49%.

We incurred operating expenses of $151,079 and $329,904 for the three months and nine months ended December 31, 2014 as compared to $28,439 and $177,028 for the three and nine months ended December 31, 2013 respectively. The increase in expenses for the three and nine months ended December 31, 2014 consisted of general operating expenses and professional fees, associated with the operations of KollagenX Inc. and KollagenX Corp.as compared to the general and  administrative costs for KollagenX Inc. for the three and nine months ended November 30, 2013.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management maintains "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange  Act"), that are designed to ensure that information required to be disclosed in KollagenX Corp.'s Exchange Act reports is recorded, processed, summarized and    reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that KollagenX Corp.'s disclosure controls and procedures were ineffective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in KollagenX Corp.'s internal controls over financial reporting during the quarter ended December 31, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

February 23, 2015
	By	/s/ Rondell Fletcher
Rondell Fletcher
President

By/s/Richard Stiffel
Richard Stiffel CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Rondell Fletcher	February 23, 2015
Rondell Fletcher, President	Date

/s/ Richard Stiffel
Richard Stiffel, CFO