Form 10-Q/A
period 2014-12-31
KollagenX Corp.
filed 2015-02-27
CIK 1402486

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

There were 54,000,000 shares of Common Stock outstanding as of February 20, 2015.

KOLLAGENX CORP.

Item 1. Financial Statements.

The following interim unaudited financial statements of KollagenX Corp. (the "Company") for the nine month period ended December 31, 2014 are included with this Quarterly Report on Form 10-Q:

(a)	Consolidated Condensed Balance Sheets as at December 31, 2014 and February 28, 2014.

(b)	Consolidated Condensed Statements of Operations and Comprehensive Loss for the three and nine months ended December 31, 2014 and the three and nine months ended November 30, 2013.

(c)	Consolidated Condensed Statement of Shareholders' Deficit for the nine months ended December 31, 2014

(d)	Consolidated Condensed Statements of Cash Flows for the nine months ended December 31, 2014 and nine months ended November 30, 2013.

(e)	Notes to Consolidated Condensed Financial Statements.

KollagenX Corp
Consolidated Condensed Balance Sheets
	December 31	February 28
	2014	2014
		(audited)
Assets
Current assets
Cash and cash equivalents	$1,057	$4,905
Accounts receivable	40,557	-
Inventory	69,985	82,244
Advance to vendor	6,600	-
Prepaid expenses and other current assets	137,777	-
Total current assets	255,976	87,149

Long term assets
Related party receivable	-	10,000
Equipment	17,236	17,236
Computer equipment	13,904	13,904
	31,140	41,140
Less: accumulated depreciation	(31,140)	(31,140)
Total long term assets	-	10,000

Total assets	$255,976	$97,149

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$66,824	$39,108
Loans payable	162,020	89,350
Notes payable	187,562	75,000
Related party payable	115,045	45,654
Total current liabilities	531,451	249,112
Long term liabilities
3% unsecured note payable	199,975	-
Total long term liability	199,975	-

Stockholders' equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized;
1,000,000 issued and outstanding as of December 31, 2014 and
none issued as of February 28, 2014.	1,000	-
Common stock, $0.001 par value, 750,000,000 shares authorized;
54,000,000 shares issued and outstanding
as of December 31, 2014 and February 28, 2014.	54,000	1,000
Common shares to be issued	-	-
Additional paid in capital	(194,873)	-
Accumulated deficit	(335,577)	(152,963)
Total stockholders' equity	(475,450)	(151,963)

Total liabilities and stockholders' equity	255,976	97,149

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

February 27, 2015
	By	/s/ Rondell Fletcher
Rondell Fletcher
President

By/s/Richard Stiffel
Richard Stiffel CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Rondell Fletcher	February 27, 2015
Rondell Fletcher, President	Date

/s/ Richard Stiffel
Richard Stiffel, CFO