Form 10-KT
period 2015-02-28
KollagenX Corp.
filed 2015-07-01
CIK 1402486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2015

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 1, 2014 to February 28, 2015

Commission File Number 000-54667

KollagenX Corp.
(Exact name of small business issuer as specified in its charter)

INTEGRATED ELECTRIC SYSTEMS CORP.
 (Former Name of small business issuer)

Nevada	27-4592289
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4850 Eucalyptus Ave., Chino Ca	91710
(Address of principal executive offices)	(Zip Code)

(800) 641-8004
 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common	OTC QB

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value $.001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes           ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
☐ Yes           ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes           ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒ Yes           ☐ No (Not required)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐Yes   ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:  $1,420,000 as of September 30, 2014.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 54,000,000 shares of common stock as of June 26, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None

KollagenX Corp.

FOR THE FISCAL YEAR ENDED
FEBRUARY 28, 2015

PART I

Note about Forward-Looking Statements

This Annual Report contains forward-looking statements for KollagenX Corp. as that term is defined under the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about our expectations, beliefs or intentions regarding our product offerings, business, and financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance. We undertake no obligation to update, and we do not have a policy of updating or revising, these forward-looking statements.

ITEM 1. BUSINESS

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

KollagenX provides personal beauty care products specializing in skin care, selling its products nationally and internationally.

KollagenX headquarters and operations are located at 4850 Eucalyptus Avenue, Suite B, Chino, California 91710; (800) 641-8004.

General

KollagenX's unique skin care products are formulated to make you feel great by enhancing and beautifying your skin.  KollagenX provides the nourishment your skin needs to be healthier while restoring its natural youthful glow and providing a smoother, suppler appearance. Our products contain 24KT Gold and collagen with active ingredients that penetrate the pore and help reduce fine lines, wrinkles and sunspots.

Currently there are six products in the collection with twelve more products formulated and positioned, at the appropriate time, to be brought to market. The six products already in the market place are the KollagenX brand consisting of the 24KT Gold Face Mask, the 24KT Under-Eye Mask, the 24KT Gold Eye Serum, the 24KT Gold Hydrating Cream, the 24KT Gold Cleanser and our latest product which is our 24 KT Gold Lip Gloss.

Our New Professional Line

KollagenX has recently launched a new 500 ml professional line, which consists of the entire collection plus a 24KT Gold Toner mainly for commercial applications and services. In doing this we are able to penetrate markets that need to sample and provide a service for sales.

The professional line is going to be introduced to salons and spas in bulk starter packages and will consist of over 100 treatments and will have a base introductory price. This plan is put in place to give our commercial clients the opportunity to increase the service sales and offer retail and sample sizes to their customers.

Collagen and Skin Care

KollagenX's unique products are formulated using 24KT gold and plant-derived collagen as their main ingredients.

In muscle tissue, collagen serves as a major component of the endomysium.  Collagen is a natural type of protein in the body that forms the connective tissues that hold skin, bone, tendons, muscle and cartilage together.  Collagen is important I the way our skin looks and feels because it is the main structural component providing firmness and shape.

Our production of collagen starts to reduce the middle age.  Our body produces less of it, and what remains becomes weaker and degraded.  In addition to aging, exposure to the sun and other environmental assaults damage the collagen in skin, weakening the support structure and causing skin to sag.

24 KT Gold and Skin Care

In addition to antioxidant and antimicrobial powers, gold is praised for its purported ability to ward off UV damage, tighten lax skin and reduce the appearance of discoloration.  It can slow the breakdown of elastin, keeping skin firm and taut; Gold increases circulation, eliminating toxins from the body while speeding up tissue repair Gold is known to be one of the softest metals, which is readily absorbed by the skin. Gold facial is primarily preferred for reducing file lines on the face and to prevent ageing. Given below are some of the benefits of Gold facial.

Gold is known to penetrate the skin and has revitalizing and rejuvenating effects, facilitates removal of toxins and wastes, assists lymphatic drainage, improves blood circulation, enhances skin elasticity, accelerates cell renewal, reverses oxidation damage.

The Market

The beauty industry continues to expand globally, with some projections claiming 8.5% growth through 2015.  We estimate that the world skin care industry generated more than $78 billion annually and a volume of over 11 billion units. The market is expected to grow and to generate almost $95 billion and should reach a volume in excess of 13 billion units. Facial care represents the leading market segment, with more than 64% of overall value. Asia-Pacific represents almost 45% of the global market. The skin care industry has witnessed a shift from demand from older consumers to a growing younger consumer base. People are beginning to use skin care at an increasingly young age in a bid to delay the signs of aging, while the number of older consumers is beginning to fall. There are opportunities for KollagenX to hold on to their older consumer base while still serving younger customers.

KollagenX and its Market

KollagenX is positioned in a great place in the current market. We are at the forefront of the professional market in which salons and spas are utilizing our brand to implement on the end user. In this case, once the customer has had a positive introduction to our products, they seek out our retail line. This is a powerful process and has had a very effective return on investment for our buyers. KollagenX has gained a national and international presence and we are shipping 40% of our products internationally and 60% nationally. Our key focus is the distributor market but it has expanded to include the professional market place and retail locations.

Competition

    There are competitors in our market but most of them are only catering to the professional market and not capitalizing on the retail end of the market. Our competition that is catered to the retail market is priced out of reach of our audience and currently available in luxury retail operations.

Trademarks

KollagenX owns the registered trademark KollagenX®

Raw Material Suppliers

The raw materials that we require to produce and manufacture our products are widely available from numerous suppliers and are generally considered generic industrial supplies. We currently use two suppliers for our production and do not rely on a single or unique supplier to produce our inventory.

Manufacturing, Marketing and Sales

Although we are planning to implement a bottling process in the future we currently, for economic reasons, outsource our manufacturing.

Government Regulations

KollagenX products do not contain any drugs or color additives, are considered cosmetics and therefore are not regulated by the Federal Drug Administration.

Employees

    KollagenX currently has two full time managing administrators. We have three part-time employees including accounting and retain sales representatives, on a performance basis, for our tradeshow circuit and outside sales when needed.

ITEM 1A. RISK FACTORS

An investment in our company involves a significant level of risk You should carefully consider the risks described below, together with all of the other information in this Current Report on Form 8-K, including all Form 10 information. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business. If any of the following risks actually occur, our business, financial condition and results of operations could suffer, and the trading price of our common stock could decline.

 Risks Related to Our Business

An investment in our common stock is very speculative and involves a very high degree of risk.

To date, we have generated minimal revenue. For the foreseeable future, we will have to fund all of our operations and capital expenditures from the net proceeds of equity or debt offerings, cash on hand, licensing fees and grants. Although we plan to pursue additional financings, we may not be able to secure financing when needed or obtain financing on terms satisfactory to us. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

We are not currently profitable and may never become profitable.

We expect to incur substantial losses for the foreseeable future and might never become profitable. We also expect to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

●	implement internal systems and infrastructure;
●	seek to develop additional products to market; and
●	hire management and other personnel

We expect to experience negative cash flow for the foreseeable future. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our common stock has a limited operating history upon which to base an investment decision.

We expect that we will require additional financing, and an inability to raise the necessary capital or to do so on acceptable terms would threaten the success of our business.

We believe that our current cash balances and cash equivalents will be sufficient to meet our operating and capital requirements, as currently being conducted, for at least twelve months, and will provide us the financial resources to continue to develop our product candidates. However, because of the uncertainties in our business, including the uncertainties discussed in this "Risk Factors" section, we cannot assure you that this will be the case. Our future capital requirements will depend on many factors, including:

•	the progress of the development of our products;
•	the number of product lines we pursue;
•	whether or not we establish our own sales, marketing and/or manufacturing capabilities;
•	our ability to establish, enforce and maintain selected strategic alliances and activities required for product development and commercialization; and
•	our revenues, if any, from successful development and commercialization of any product candidates.

To carry out our business plan and implement our strategy, we anticipate that we will need to obtain additional financing from time to time and may choose to raise additional funds through strategic collaborations, licensing arrangements, public or private equity or debt financing, a bank line of credit, asset sales or other arrangements. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us or at all. Furthermore, any additional equity or equity-re1ated financing may be dilutive to our stockholders, and debt financing, if available, may subject us to restrictive covenants and significant interest costs. If we obtain funding through a strategic collaboration or licensing arrangement, we may be required to relinquish our rights to certain of our technologies, products or marketing territories. In addition, certain investors, including institutional investors, may be unwilling to invest in our securities since our common stock is quoted on the Over-the-Counter Bulletin Board and is not traded on a national securities exchange. Our inability to raise capital when needed would harm our business, financial condition and results of operations, and could cause our stock price to decline.

We have limited experience selling, marketing, and distributing products, and, as a result, we might not be able to effectively market and sell our products, which would have a material adverse effect on us.

Our future success depends, in part, on our ability to enter into and maintain collaborative relationships with other companies having sales, marketing and distribution capabilities, the collaborator's strategic interest in the products under development and such collaborator's ability to successfully market and sell any such products. We intend to pursue additional collaborative arrangements regarding the sales and marketing of our products; however, we might not be able to establish or maintain such collaborative arrangements, or if such arrangements are made, our counterparties might not have effective sales and marketing forces. To the extent that we decide not to, or are unable to, enter into collaborative arrangements with respect to the sales and marketing of our proposed products, significant capital expenditures, management resources and time will be required to establish and develop an in-house marketing and sales force with technical expertise. We may not be able to establish or maintain relationships with third party collaborators or develop in-house sales and distribution capabilities. To the extent that we depend on third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such third parties, as well as the terms of our agreements with such third parties, which cannot be predicted at this time. As a result, we might not be able to market and sell our products in the United States or overseas, which would have a material adverse effect on us.

Developments by competitors may render our products or technologies obsolete or non-competitive.

We will compete against fully integrated skin care companies and smaller companies that are collaborating with larger skin care companies. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development program;, and have substantially greater financial resources than we do, as well as significantly greater experience in:

•	developing new products;

•	formulating and manufacturing skin care products; and

•	launching, marketing and selling products.

Many of these organizations have substantially greater capital resources, larger research and development staffs and facilities, longer development history and greater manufacturing and marketing capabilities than we do. These organizations also compete with us to attract qualified personnel, parties for acquisitions, joint ventures, and other collaborations.

We may incur substantial liabilities and may be required to limit commercialization of our products in response to product liability lawsuits.

The clinical testing of, marketing, and use of our products exposes us to product liability claims in the event that the use or misuse of those products causes injury, disease or results in adverse effects. Use of our products in commercial sales could result in product liability claims. In addition, sales of our products through third-party arrangements could subject us to product liability claims. Any product liability claim, even one that is not in excess of our insurance coverage or one that is meritless and/or unsuccessful could adversely affect our cash available for other purposes, such as research and development. In addition, the existence of a product liability claim could affect the market price of our common stock.

Risks Relating to 0wnership of Our Common Stock

The market price of our common stock may fluctuate significantly.

The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control such as:

•	property rights and regulatory approvals;

•	variations in our and our competitors' results of operations;

•	changes in earnings estimates or recommendations by securities analysts, if our common stock is covered by analysts;

•	the announcement of new products or product enhancements by us or our competitors;

•	developments concerning intellectual

•	developments in the biotechnology industry;

•	the results of product liability or intellectual property lawsuits;

•	future issuances of common stock or other securities;

•	the addition or departure of key personnel;

•	announcements by us or our competitors of acquisitions, investments or strategic alliances;

•	general market conditions and other factors, including factors unrelated to our operating performance.

Further, the stock market in general, and the market for biotechnology companies in particular, has experienced extreme price and volume fluctuations in the past. Continued market fluctuations could result in extreme vo1atility in the price of our common stock, which could cause a decline in the value of our common stock. Price volatility of our common stock might be worse if the trading volume of our common stock is low.  We have not paid, and do not expect to pay, any cash dividends on our common stock as any earnings generated from future operations will be used to finance our operations and as a result, investors will not realize any income from an investment in our common stock until and unless their shares are sold at a profit.

Some or all of the "restricted" shares of our common stock issued in connection with the Transaction and the Financing or held by other of our stockholders may be offered from time to time in the open market pursuant to an effective registration statement or Rule 144, and these sales may have a depressive effect on the market for our common stock.

Trading of our common stock is limited and trading restrictions imposed on us by regulatory authorities may farther reduce our trading, making it difficult for our stockholders to sell their shares.

Trading of our common stock is currently conducted in the Over-the-Counter market and our common stock is quoted on the OTC Bulletin Board, or the OTCBB. The liquidity of our common stock is limited, not only in terms of the number of shares that can be bought and sold at a given price, but may also be adversely affected by delays in the timing of transactions and reduction in security analysts' and the media's coverage of us, if at all.

These factors may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and ask prices for our common stock. In addition, without a large float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. In the absence of an active public trading market, an investor may be unable to liquidate his investment in our common stock. Trading of a relatively small volume of our common stock may have a greater impact on the trading price of our stock than would be the case if our public float were larger. We cannot predict the prices at which our common stock will trade in the future.

Rule 144 will not be available for the outstanding shares issued by the Company after December 2005 for a period of at least one year after the filing of this report on Form 8-K, which means that these shareholders may not be able to sell such shares in the open market during this period.

Rule 144 does not permit reliance upon such rule for the resale of shares sold after the issuer first became a shell company, until the issuer meets certain requirements, including ceasing to be  a shell company, the filing of Form 10-type information, and the filing for a period of one year periodic reports required under the Exchange Act. As a result, the holders of all of the restricted shares issued in the Transaction, as well as of any of the outstanding shares issued by the Company after December 2005, will not be able to sell their shares in reliance upon Rule 144 during this waiting period except pursuant to a registration statement filed by us which includes these shares for resale. We have not agreed to register any of these shares for resale.

Because our common stock may be a "penny stock," it may be more difficult for investors to sell shares of our common stock, and the market price of our common stock may be adversely affected.

Our common stock may be a "penny stock" if; among other things, the stock price is below $5.00 per share, it is not listed on a national securities exchange or approved for quotation on the American Stock Exchange, the FINRA Stock Market or any other national stock exchange or it has not met certain net tangible asset or average revenue requirements. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardi21ed risk-disclosure document prepared by the SEC. This document provides information about penny stocks and the nature and level of risks involved in investing in the penny-stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser's written agreement to the purchase. Broker-dealers must also provide customers that hold penny stock in their accounts with such broker-dealer a monthly statement containing price and market information relating to the penny stock. If a penny stock is sold to an investor in violation of the penny stock rules, the investor may be able to cancel its purchase and get its money back.

If applicable, the penny stock rules may make it difficult for investors to sell their shares of our common stock. Because of the rules and restrictions applicable to a penny stock, there is less trading in penny stocks and the market price of our common stock may be adversely affected. Also, many brokers choose not to participate in penny stock transactions. Accordingly, investors may not always be able to resell their shares of our common stock publicly at times and prices that they feel are appropriate.

Our management team, as in effect upon the consummation of the Transaction, has no experience in managing and operating a public U.S. company. Any failure to comply or adequately comply with federal securities laws, rules or regulations could subject us to fines or regulatory actions, which may materially adversely affect our business, results of operations and financial condition.

Our management team, as in effect upon the closing of the Transaction, has no experience managing and operating a public U.S. company. Failure to comply or adequately comply with any laws, rules, or regulations applicable to our business may result in fines or regulatory actions, which may materially adversely affect our business, results of operation, or financial conditions and could result in delays in achieving the development of an active and liquid trading market for our stock.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results. In addition, current and potential stockholders could lose confidence in our financial reporting, which could have a material adverse effect on the price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed.

We will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and may include a report by our independent registered public accounting firm addressing these assessments. During the course of product development, we may identify deficiencies and weaknesses that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for Compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal contro1s, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Disclosing deficiencies or weaknesses in our internal controls, failing to remediate these deficiencies or weaknesses in a timely fashion or failing to achieve and maintain an effective internal control environment may cause investors to lose confidence in our reported financial information, which could have a material adverse effect on the price of our common stock.

ITEM 2. PROPERTIES

The Company leases a 5,000 square foot storage and office facility at 4850 Eucalyptus, Suite B, in Chino, California, on a monthly lease arrangement.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is listed to trade in the over-the-counter securities market through the Financial Industry Regulatory Authority ("FINRA") Automated Quotation Bulletin Board System, under the symbol "KFNX".

The following table sets forth the quarterly high and low bid prices for our Common Stock during the last fiscal year, as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.
2014 Fiscal Year	Bid Price
	Hi	Low
May 31 ,2013	$0.15	$0.15
August 31 ,2013	$0.15	$0.15
November 30, 2013	$0.15	$0.15
February 28, 2014	$0.15	$0.15

2015 Fiscal Year

May 31 ,2014	$0.10	$0.10
August 31, 2014	$0.75	$0.75
November 30, 2014	$0.69	$0.69
February 28, 2015	$0.65	$0.65

 On June 19, 2015, the closing price for the common stock on OTCQB was $0.34.

TRANSFER AGENT

The Company has retained Action Stock Transfer, Inc. of 2469 E Ft. Union Blvd, Suite 214, Salt Lake City, Utah as transfer agent.

DIVIDEND POLICY

We have not declared or paid any cash dividends on our common stock or other securities and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the board of directors deem relevant.

Equity Compensation Plan Information

None

Recent Sales of Unregistered Securities

No unregistered securities were sold during the years ended February 28, 2014 and February 28, 2015.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a "smaller reporting company" as defined in Item 10(f)(1) of SEC regulation S-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

KollagenX, Inc. was incorporated in the state of California on May 15, 2009 under the name QWR, Inc., and commenced operations, in 2010, doing business as KollagenX. Revenue is generated through tradeshows, retail and wholesale operations.  On October 08, 2013, the name was changed to KollagenX Incorporated.

KollagenX manufactures unique skin care products formulated to make you feel great by enhancing and beautifying your skin.  The products, which, are sold nationally and internationally, are designed to provide the nourishment your skin needs to be healthier while restoring its natural youthful glow and providing a smoother, suppler appearance. Our products contain 24KT Gold and collagen with active ingredients that penetrate the pores and help reduce fine lines, wrinkles and sunspots. Currently, there are six products in the collection with twelve more products formulated and positioned, at the appropriate time, to be brought to market. The six products already in the market place are the KollagenX brand consisting of the 24KT Gold Face Mask, the 24KT Under-Eye Mask, the 24KT Gold Eye Serum, the 24KT Gold Hydrating Cream, the 24KT Gold Cleanser and our latest product which is our 24 KT Gold Lip Gloss.

KollagenX headquarters and operations are located at 4850 Eucalyptus Ave. Chino, California 91710 Suite B.

Plan of Operations

After several years of revenue generation, based on the existing products, KollagenX has positioned itself, for immediate growth, in the international and national market place.  In addition to significantly increasing our advertising budget, we have recently launched a new 500ml professional line, which consists of the entire collection plus a 24KT Gold Toner used mainly for commercial applications and services.  The professional line is being introduced to salons and spas in bulk starter packages consisting of over 100 treatments, each. This plan has been implemented to provide our commercial clients with the opportunity to increase their service sales and to offer retail and sample sizes to their customers.   It will enable our salons and spas to service individual clients and act as an introduction, to the product, for those clients.

Competition

There are competitors in our market place but few, if any, are servicing the broad spectrum of the national and international markets to the depth that KollagenX is. Our competition that services the retail market is priced beyond the reach of our basic customer and is currently only available, primarily, in luxury retail operations.

Results of Operations

As of February 28, 2015 and 2014, we had $145 and $4,905 cash on hand.  This cash, plus available loans and credit provided by shareholders and others was deemed to be sufficient to allow the Company to operate, at present levels, for the next twelve months.   The Company is sourcing a permanent line of credit to enable it to sustain its anticipated growth.  The Company has accumulated an operating deficit of $463,420 since inception.

Revenue decreased by $4,246 or 1.5% from $287,604 for the year ended February 28, 2014 to $283,357 for the year ended February 28, 2015.  Gross margin, as a result of greater distributor sales, decreased from $236,035 for the year ended February 28, 2014, or 82% of sales to $203,890 or 72% of sales, a decrease of 13.6%. Operating expenses increased from $244,344 to $488,339 an increase of 243,995 or 99.9% for the year ended February 28, 2015 compared to the year ended February 28, 2014. The increase is due to the costs incurred to position the Company for future growth and the additional costs incurred to become part of a publically traded Company.

Liquidity and Capital Resources

There can be no assurance that additional capital will be available to the Company.  Although the Company has plans to raise additional capital, there are currently no agreements or arrangements with any person to obtain funds through bank loans, lines of credit or other sources.   The inability to raise funds could have a severe negative impact on the Company's ability to achieve its business plan.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a "smaller reporting company" as defined in Item 10(f)(1) of SEC regulation S-K.

ITEM 8. FINANCIAL STATEMENTS

See F-1.

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On January 30, 2015, DKM Certified Public Accountants were appointed auditors for KollagenX, Inc. and KollagenX Corp.

On January 27, 2015, L.L. Bradford resigned as the auditor of KollagenX, Inc.  During the Company's two most recent fiscal years and any subsequent interim period preceding L.L. Bradford's resignation, there were no reportable events or disagreements with L.L. Bradford on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of L.L. Bradford, would have caused the Company to make reference to the subject matter of the disagreement(s) in connection with this report.

On November 3, 2014, Kyle Tingle was dismissed as the auditor of KollagenX Corp.  During the fiscal years ended March 31, 2013 and 2014, and through the subsequent interim period ending June 30, 2014, there were no disagreements with Tingle on any matter of wholly accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Tingle, would have caused Tingle to make reference thereto in its report on the registrant's financial statements for such years and quarter period

Item 9A   Controls and Procedures

 Management's Report on Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  Rules 13a-15(b) and 15d-15(b) under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2015.  This evaluation was implemented under the supervision and with the participation of our officers and directors.

Based on this evaluation, management concluded that, as of February 28, 2015, our disclosure controls and procedures are ineffective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Our officers and directors have concluded that our disclosure controls and procedures had the following material weaknesses:

•
We were unable to maintain any segregation of duties within our financial operations due to our reliance on limited personnel in the finance function. While this control deficiency did not result in any audit adjustments to our financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties;

•	We lack sufficient resources to perform the internal audit function and do not have an Audit Committee;

•
We do not have an independent Board of Directors, nor do we have a board member designated as an independent financial expert. The Board of Directors is comprised of two members who also serve as executive officers.  As a result, there is a lack of independent oversight of the management team, lack of independent review of our operating and financial results, and lack of independent review of disclosures made by us; and

•	Documentation of all proper accounting procedures is not yet complete.

To the extent reasonably possible given our limited resources, we intend to take measures to cure the aforementioned weaknesses, including, but not limited to, the following:

•	Engaging consultants to assist in ensuring that accounting policies and procedures are consistent across the organization and that we have adequate control over financial statement disclosures;

•	Hiring additional qualified financial personnel;

•	Expanding our current board of directors to include additional independent individuals willing to perform directorial functions; and

•	Increasing our workforce in preparation for exiting the development stage and commencing revenue producing operations.

Since the recited remedial actions will require that we hire or engage additional personnel, these material weaknesses may not be overcome in the near-term due to our limited financial resources. Until such remedial actions can be realized, we will continue to rely on the limited advice of outside professionals and consultants.  These initiatives will be subject to our ability to obtain sufficient future financing and subject to our ability to start generating revenue.

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of our financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our officers have assessed the effectiveness of our internal controls over financial reporting as of February 28, 2015.  In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management concluded that, as of February 28, 2015, our internal control over financial reporting was ineffective.

Management has identified a lack of sufficient personnel in the accounting function due to our limited resources with appropriate skills, training and experience to perform the review processes to ensure the complete and proper application of generally accepted accounting principles.  We are in the process of developing and implementing remediation plans to address our material weaknesses in our internal controls.

Management has identified specific remedial actions to address the material weaknesses described above:

•
Improve the effectiveness of the accounting group by augmenting our existing resources with additional consultants or employees to improve segregation procedures and to assist in the analysis and recording of complex accounting transactions and preparation of tax disclosures. We plan to mitigate the segregation of duties issue by hiring additional personnel in the accounting department once we have achieved positive cash flow from operations and/or have raised significant additional working capital; and

•	Improve segregation procedures by strengthening cross approval of various functions including cash disbursements and quarterly internal audit procedures where appropriate.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control over Financial Reporting

During the year ended February 28, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B  Other Information

Not applicable

PART III

Item 10 Directors, Executive Officers and Corporate Governance

Name	Age	Title
Rondell Fletcher	35	Director*, President, Secretary
Richard G. Stifel	67	Chief Financial Officer
George V. Huerta	39	Director*, Chief Executive Officer
Richard Melland	71	Director*

Rondell Fletcher

As President, Mr. Fletcher has over 10 years of experience serving private companies.  His experience includes: management, business development, broadcast solutions and design, product launch and development, marketing and budgeting.  Since 2009, Mr. Fletcher has served as President of KollagenX, Inc.  During this time, Mr. Fletcher has led the team in creating 10 products that make up the KollagenX skin care collection.  He has also helped lead the team in the development and creation of the KollagenX brand.  Rondell Fletcher was at the forefront in raising capital to market and expand the business both nationally and abroad.  Additionally, he has managed the company's product development, social media PR and the company's e-commerce launch.

Richard G. Stifel

Mr. Stifel has acted as manager and founder of RGS Resources, LLC, a regional firm that specializes in providing interim CFO/Controller/Accounting services to start-up and mid-size companies.  He acted as manager from 2001 to 2004 and from 2007 until current.  RGS services include domestic distribution of automotive rack systems, manufactured bio-fuels, local plumbing and heating services and other automotive distribution manufacturing services.  He has also provided consulting services for Big Cat Energy Corporation.  At Big Cat, he acted as CFO, Secretary and Treasurer from 2007 until July 2012.  Big Cat is a publicly-held oil and gas service company that provides water handling solutions to the coal bed methane segment industry.

Mr. Stifel resigned, on May 12, 2015, as Chief Financial Officer.  There was no disagreement with the Company or Board of Directors.

George V. Huerta

Since becoming CEO of KolllagenX, at its inception, in 2009, George Huerta, includes over 10 years' experience in corporate management. He has been instrumental in the research and development of the 10 products KollagenX currently has in its portfolio. In addition to many years of domestic and international experience in operations, multichannel product distribution, and brand development he has successfully supervised the launching and marketing of the KollagenX skin care collection. Previous to KollagenX, from 2004 to 2009, he was licensed by the California Department of Real Estate, where he participated in and orchestrated real estate transactions for numerous clients selling and buying property. In addition, he took part in buying and rehabbing property as well as acquiring land for the development of new homes.

Richard Melland

Mr. Melland is a native of Michigan, born in 1943 succeeded high school to ultimately join the Marine Core from 1960-1964. He returned to Michigan and became an Assembly Line Man at Pontiac Motors for two years. After saving money, Mr. Melland purchased a Standard Oil and Gas Station. In 1977, he sold all assets and moved to California. After joining the Local 12 Operating Engineers, he purchased a gas station, mini-mart and two restaurants in the Coachella Valley. In 1985, Mr. Melland created a partnership and started to procure land for development. In 1985, he retired and has been handling his business investments.

Item 11   Executive Compensation

The following table sets forth the compensation paid to our officers and directors for the years ended February 28, 2015 and 2014.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Rondell Fletcher	2015	36,100	-	-	-	-	-	-	36,100
Secretary, Treasurer	2014	36,100	-	-	-	-	-	-	36,100

George Huerta	2015	36,100	-	-	-	-	-	-	36,100
President	2014	36,100	-	-	-	-	-	-	36,100

Employment Agreements

We do not have any employment agreements with any of our executive officers.

Director Compensation

None

Equity Compensation Plans

None

Item 12   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of February 28, 2015.

•	By each person who is known by us to beneficially own more than 5% of our common stock;
•	By each of our officers and directors; and
•	By all of our officers and directors as a group.

Name and Address of	Number of Shares	% of Outstanding
Beneficial Owner(1)	Beneficially Owned(1)	Common Shares

Rondell Fletcher	5,000,000	9.3%

George Huerta	5,000,000	9.3%

All Officers and Directors as a Group	10,000,000	18.6%

Eco Investment Properties, LLC	24,000,000	44.4%

Item 13   Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

During the year ended February 28, 2015 Rondell Fletcher loaned the Company $137, 684 and was repaid $36,306 for a net increase in the obligation to him of $109,768.

During the year ended February 28, 2015 George Huerta, loaned the Company $29,500 and was repaid $23,430 for a net increase in the obligation to him of $6,069.

During the year ended February 28, 2015, Eco Investment Properties, LLC loaned the Company $70,221 and was repaid $63,418 for a net increase in the obligation to Eco of $6,803.

Item 14   Principal Accounting Fees and Services

The fees billed for professional services rendered by our principal accountants are as follows:

Fiscal Year	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2015	$17,500	-	-	-
2014	$12,500	-	-	-

PART IV

Item 15   Exhibits, Financial Statement Schedules

Number	Exhibit

23.1	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*
Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 30, 2015
	By	/s/ Rondell Fletcher
Rondell Fletcher
Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Rondell Fletcher	June 30, 2015
Treasurer and Secretary	Date

KOLLAGENX CORP.

REPORTS OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
AND
FINANCIAL STATEMENTS

For the Years Ended
February 28, 2015 and 2014

DKM

CERTIFIED PUBLIC ACCOUNTANTS

Accounting • Auditing • Assurance

2451 N. McMullen Booth Road Suite.308 Clearwater, FL 33759 Toll fee: 855.334.0934 Fax: 800.581.1908

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
KollagenX Corp.

We have audited the accompanying balance sheet of KollagenX Corp.as of February 28, 2015, and the related statement of operations, stockholders' deficiency, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements as of and for the year ended February 28, 2014 were audited by another auditor who expressed an unqualified opinion on July 11, 2014.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KollagenX Corp. as of February 28, 2015, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies.  Those conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding those matters are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants
Clearwater, Florida
June 30, 2015

AICPA Member

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
KollagenX, Inc.

We have audited the accompanying balance sheets of KollagenX, Inc. as of  February 28, 2014 and 2013, and the related statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended February 28, 2014. These financial statements are the responsibility of the entity's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of   KollagenX, Inc.  as of   February 28, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended  February 28, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 3 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Las Vegas, NV
July 11, 2014

KollagenX Corp
Consolidated Condensed Balance Sheets
	February 28,	February 28,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$145	$4,905
Accounts receivable - net	29,987	-
Inventory	68,043	82,244
Advance to vendor	6,600	-
Prepaid expenses and other current assets	130,385	-
Note receivable - related party	-	10,000

Total current assets	235,160	97,149

Long term assets
Equipment	18,781	17,236
Computer equipment	13,904	13,904
	32,685	31,140
Less: accumulated depreciation	(31,226)	(31,140)
Total long term assets	1,459	-

Total assets	$236,619	$97,149

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued expenses	$59,676	$39,108
Loans payable	175,773	89,350
Notes payable	440,871	75,000
Related party payable	151,592	45,654
Total current liabilities	827,912	249,112

Stockholders' Deficit
Common stock, $0.001 par value, 750,000,000 shares authorized;
54,000,000 shares issued and outstanding
as of February 28, 2015 and February 28, 2014	54,000	1,000
Additional paid in capital	(181,873)	-
Accumulated deficit	(463,420)	(152,963)
Total stockholders' deficit	(591,293)	(151,963)

Total liabilities and stockholders' deficit	$236,619	$97,149

See accompanying notes to consolidated condensed financial statements

KollagenX Corp
Consolidated Condensed Statements of Operations

	For the year ended
	February 28,
	2015	2014
Income
Revenue	$283,357	$287,604
Total revenue	283,357	287,604

Cost of sales
Purchases	66,632	25,031
Freight	12,835	26,538
Total cost of sales	79,467	51,569

Gross profit	203,890	236,035
Operating expenses
Advertising and promotion	12,661	47,810
Depreciation	86	16,961
General and administrative	235,810	47,945
Management salaries	126,400	18,000
Trade shows	75,873	83,413
Wages	37,509	30,215
Total operating expenses	488,339	244,344

Loss from operations	(284,449)	(8,309)
Other expenses
Interest	23,008	8,603
Total other expenses	23,008	8,603

Net loss	$(307,457)	$(16,912)

Loss per common share - basic and diluted	$(0.01)	$(16.91)

Weighted average common shares
outstanding - basic and diluted	54,000,000	1,000

See accompanying notes to consolidated condensed financial statements

KollagenX Corp
Consolidated Statement of Stockholders' Deficit
For the years ended February 28, 2015 and 2014

	Preferred Stock		Common Stock		APIC	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value		Deficit	Equity

Balance, March 1, 2012	-		1,000	1,000		(124,525)	(123,525)
Loss for the year ended February 28, 2013			-	-		(11,526)	(11,526)

Balance, February 28, 2013			1,000	1,000		(136,051)	(135,051)
Loss for the year ended February 28, 2014	-		-	-		(16,912)	(16,912)

Balance, February 28, 2014	-		1,000	1,000		(152,963)	(151,963)

Issuance of Preferred Shares	1,000,000	1,000			(1,000)		-

Merger Recapitalization 8/4/2014			54,000,000	54,000	3,000		57,000

Share Exchange per Merger Agreement			9,999,000	9,000	(194,873)	(3,000)	(188,873)

Shares cancelled and returned	(1,000,000)	(1,000)	(10,000,000)	(10,000)	11,000		-

Loss for the year ended February 28, 2015						(307,457)	(307,457)

Balance, February 28, 2015	-	$-	54,000,000	$54,000	$(181,873)	$(463,420)	$(591,293)

See accompanying notes to consolidated condensed financial statements

KOLLAGENX, INC.
STATEMENTS OF CASH FLOWS

	For the years ended
	February 28
	2015	2014
Cash flows from operating activities:
Net loss	$(307,457)	$(16,912)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	86	16,961
Impairment arising from cost of acquisition	9,000
Accrued consulting fees	45,557
Changes in operating assets and liabilities:
(Increase)decrease in inventory	14,201	(25,559)
Accounts payable and accrued liabilities	20,568	21,959
Increase in accounts receivable	(36,587)
Prepaid expense for consulting contract	(130,385)
Net cash used in operating activities	(385,017)	(3,551)

Cash flows from investing activities:
Property and equipment acquisitions	(1,545)	(14,704)
Net cash used in investing activities	(1,545)	(14,704)

Cash flows from financing activities:
Proceeds from loans payable	86,423	-
Proceeds from related party loans payable	115,938	25,500
Net assets acquired from acquisition	(140,873)	-
Proceeds of notes payable	320,314	46,150
Repayment of notes payable - related party	-	(16,000)
Repayment of notes payable	-	(35,946)
Net cash provided by financing activities	381,802	19,704

Net change in cash	(4,759)	1,449

Cash, beginning of period	4,905	3,456

Cash, end of period	$145	$4,905

Supplemental disclosure of cash flow information:
Interest paid	$23,008	$8,603
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

KOLLAGENX CORP.
Notes to Condensed Consolidated Financial Statements
As at February 31, 2015

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

KollagenX CORP.'s and KollagenX, INC.'s respective year ends are currently March 31 and February 28, respectively.  KollagenX, CORP. has changed its fiscal year end, via Amendments to the Articles of Incorporation in the State of Nevada, to February 28.  Management believes this date, the current fiscal year end date of the Operating Company (KollagenX, INC.), would be better suited for the company and shareholders alike."

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include the account balances of KollagenX, Inc. for the years ended February 28, 2014 and 2015 and the activity of KollagenX, Corp. from August 4, 2014, the date of acquisition, through February 28, 2015.  All inter-company transactions have been eliminated on consolidation.

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
As at February 31, 2015

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

Cash

Cash consists of petty cash, checking, savings, and money market accounts.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of February 28, 2015 and February 28, 2014.

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
As at February 31, 2015

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

Fair Value of Financial Instruments

The Company's financial instruments include cash, accounts receivable, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at February 28, 2015 and February 28, 2014. The Company did not engage in any transaction involving derivative instruments.

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

KOLLAGENX CORP.
Notes to Condensed Consolidated Financial Statements
As at February 31, 2015

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

The computation of basic and diluted loss per share for the periods presented is equivalent since the Company had continuing losses. The Company had no common stock equivalents as of February 28, 2015.

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
As at February 31, 2015

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

The acquisition of KollagenX, INC. has been recorded as a reverse merger.  As such, the historical statements of KollagenX, CORP. have been replaced by those of KollagenX, INC., except for the outstanding stock of the Company.   A statement of Shareholders' Deficit is included to illustrate the recapitalization resultant of the Share Exchange Agreement.

KollagenX CORP.'s and KollagenX, INC.'s respective year ends are currently March 31 and February 28, respectively.  KollagenX, CORP. has changed its fiscal year end, via Amendments to the Articles of Incorporation in the State of Nevada, to February 28.  Management believes this date, the current fiscal year end date of the Operating Company (KollagenX, INC.), would be better suited for the company and its shareholders.

The operations of KollagenX Inc. are included in the condensed combined balance sheets for the years ended February 28, 2014 and February 28, 2015, except for the equity section which includes the accounts of KollagenX Corp. from the date of merger, August 4, 2014, through February 28, 2015, and in the income statement for the years ended February 28, 2014 and 2015.

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended February 28, 2014 and 2015 the Company incurred net losses of $16,912 and $307,457 and as of the same dates had accumulated deficits of $152,963 and $463,420.  The KollagenX Inc. revenue for the year ended February 28, 2015 was $283,358 as compared to $287,604 for the same period in 2014. If the Company is unable to generate profits and is unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

The financial statements do not include any adjustment relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company is taking steps to provide the necessary capital to continue its operations. These steps include, but are not limited to: 1) focus on sales to minimize the need for capital; 2) converting part of the outstanding accounts payable to equity; 3) raising equity financing; 4) continuous focus on reductions in cost where possible.

KOLLAGENX CORP.
Notes to Condensed Consolidated Financial Statements
As at February 31, 2015

NOTE 5 – PREPAID EXPENSES
On September 22, 2014 the Company entered into a twenty-four month consulting agreement, with a Company that has expertise in providing management advice and financial services advice.  The entire fee of $160,000 was paid in advance and will be amortized in equal monthly amounts over the twenty-four months.  $35,557 was amortized for the period September 22, 2014 through February 28, 2015.

NOTE 6 – LOANS AND NOTES PAYABLE
		February 28,
		2015	2014
Unsecured non interest bearing loan payable, no maturity date		$15,928	$-
Unsecured non interest bearing loan payable, no maturity date		67,934	70,165
Unsecured non interest bearing loan payable, no maturity date		19,221	19,185
Unsecured non interest bearing loan payable, no maturity date		25,000	-
Total non interest bearing loans payable		128,084	89,350
Unsecured non interest bearing note payable, no maturity date		72,689	75,000
4% unsecured promissory note payable, dated August 13, 2012 , due August 13, 2014	30,000		-
4% unsecured promissory note payable, dated December 18, 2012 due December 18, 2014.	50,000		-
4%Unsecured promissory note payable, dated June 13, 2013 , due June 13, 2015.	20,000		-
4% unsecured promissory note payable, dated October 7, 2013 , due October 7, 2014.	10,000		-
4% unsecured promissory note payable, dated December 18, 2013, due December 18, 2014.	5,000		-
4% unsecured promissory note payable, dated February 19, 2014 , due February 19, 2015.	5,000		-
4% unsecured promissory note payable, dated April 16, 2014 , due April 16, 2015.	10,000		-
4% unsecured promissory note payable, dated June 24, 2014 , due June 24, 2015.	6,000	136,000	-
3% unsecured promissory note payable dated September 15, 2014, due September 15, 2015		10,000	-
6% unsecured promissory note payable dated July 31, 2014 due January 31, 2015		16,562	-
6% unsecured promissory note payable dated July 31, due July 31, 2015		25,000	-
		$260,251	$75,000
		$388,335	$164,350

18% promissory note guaranteed by 2 directors, dated December 5, 2014 and repayable
in 189 daily payments of $249.74		$28,334	$-
Related party debt		$151,592	$45,653

3% convertible due February 21, 2016		$199,975	$-

Total loans and notes payable		$768,236	$210,003

KOLLAGENX CORP.
Notes to Condensed Consolidated Financial Statements
As at February 31, 2015

NOTE 6 - STOCKHOLDERS' DEFICIT

As of February 28, 2015, there were 54,000,000 shares of common stock outstanding.

Preferred Stock

As of December 31, 2014, there were 25,000,000 preferred shares authorized and 1,000,000 preferred shares outstanding.
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

NOTE 7 - RELATED PARTY TRANSACTIONS

As of February 28, 2015 and 2014 the consolidated Companies owed $151,592 and $45,654 to each of its two directors respectively.

NOTE 8 – PROFORMA INCOME STATEMENTS

The following table sets forth the operating results and loss per share after giving effect to the combination of the Public and Private companies as if they were combined for the entire years ended February 28, 2015 and 2014.

	For the years ended
	February 28,
	2015	2014

Total revenue	$283,358	$287,604
Net (loss)	$(461,813)	$(71,421)

Loss per share	$(0.009)	$(0.001)

	54,000,000	54,000,000

 NOTE 9- SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and has not identified any reportable events.