Form 10-Q
period 2015-05-31
KollagenX Corp.
filed 2015-07-30
CIK 1402486

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For the quarterly period ended May 31, 2015

Commission File Number 000-54667

KOLLAGENX CORP.
(Exact name of small business issuer as specified in its charter)

INTEGRATED ELECTRIC SYSTEMS CORP.
 (Former Name of small business issuer)

NEVADA	20-8624019
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

13949 Ramona Aave.
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

There were 52,000,000 shares of Common Stock outstanding as of July 17, 2015.

KOLLAGENX CORP.

Item 1. Financial Statements.

The following interim unaudited financial statements of KollagenX Corp. (the "Company") for the three month period ended May 31, 2015 are included with this Quarterly Report on Form 10-Q:

(a)	Condensed Consolidated Unaudited Balance Sheets as at May 31, 2015 and February 28, 2015.

(b)	Condensed Consolidated Unaudited Statements of Operations for the three months ended May 31, 2015 and 2014.

(c)	Condensed Consolidated Unaudited Statements of Cash Flows for the three months ended May 31, 2015 and 2014.

(d)	Notes to Condensed Consolidated Unaudited Financial Statements.

KollagenX Corp
Condensed Consolidated Balance Sheets
(Unaudited)

	May 31,	February 28,
	2015	2015
Assets
Current assets
Cash and cash equivalents	$8,038	$145
Accounts receivable - net	10,793	29,987
Inventory	63,495	68,043
Advance to vendor	10,362	6,600
Prepaid expenses and other current assets	104,442	130,385

Total current assets	197,130	235,160

Property and equipment
Property and equipment
Equipment	19,581	18,781
Computer equipment	13,904	13,904
	33,485	32,685
Less: accumulated depreciation	(31,355)	(31,226)
Property and equipment, net	2,130	1,459

Total assets	$199,260	$236,619

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued expenses	$89,961	$59,676
Loans payable	179,578	184,845
Notes payable	447,886	415,871
Related party payable	164,654	167,520
Total current liabilities	882,079	827,912

Stockholders' deficit
Common stock, $0.001 par value, 750,000,000 shares authorized;
54,000,000 shares issued and outstanding
as of May 31 and February 28, 2015, respectively	54,000	54,000
Additional paid in capital	(181,873)	(181,873)
Accumulated deficit	(554,946)	(463,420)
Total stockholders' deficit	(682,819)	(591,293)

Total liabilities and stockholders' deficit	$199,260	$236,619

See accompanying notes to condensed consolidated unaudited financial statements

KollagenX Corp
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended May 31,
	2015	2014

Revenues, net	$97,743	$74,692

Cost of sales
Purchases	22,359	9,260
Freight	1,448	2,368
Total cost of sales	23,807	11,628

Gross profit	73,936	63,064
Operating expenses
Advertising and promotion	-	1,589
General and administrative	74,537	21,300
Management salaries	15,000	19,500
Trade shows	52,729	24,379
Wages	8,420	8,380
Total operating expenses	150,687	75,148

Loss from operations	(76,751)	(12,085)
Other expenses
Interest	14,775	1,001

Net loss	$(91,526)	$(13,086)

Loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average common shares
outstanding - basic and diluted	54,000,000	10,000,000

See accompanying notes to condensed consolidated unaudited financial statements

KollagenX, Corp.
Condensed Consolidated Statements of Cash Flow
(Unaudited)
	For the three months ended
	May 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(91,526)	$(13,086)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	129	-
Amortization of consulting fees	20,001	-
Changes in operating assets and liabilities:
Decrease in inventory	4,548	5,137
Decrease (increase) in accounts receivable	19,194	(2,597)
Decrease in prepaid expense	2,180	-
Increase (decrease) in accounts payable and accrued liabilities	30,285	(4,428)
Net cash used in operating activities	(15,188)	(14,974)

Cash flows from investing activities:
Property and equipment acquisitions	(800)	-

Cash flows from financing activities:
Proceeds from refinancing note payable	65,000	-
Repayment of note payables	(32,985)	-
Repayment of loan payables	(5,267)	(786)
Proceeds from (repayment of) related party payable	(2,866)	38,100
Net cash provided by financing activities	23,882	37,314

Net increase in cash and cash equivalents	7,893	22,340

Cash and cash equivalents, beginning of period	145	4,905

Cash and cash equivalents, end of period	$8,038	$26,969

Supplemental disclosure of cash flow information:
Interest paid	$758	$1,001
Income taxes paid	$-	$-

See accompanying notes to condensed consolidated unaudited financial statements

KOLLAGENX CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
As at May 31, 2015

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

KollagenX, Inc., a California corporation, was incorporated on May 15, 2009 as QWR, Inc. and changed its name to KollagenX Inc. on October 8, 2013.

Articles of Merger to effect the merger between the newly created KollagenX Corp. and Integrated, and to change the name, from Integrated to KollagenX, were filed with and became effective with the Nevada Secretary of State on July 23, 2014. The name change was reviewed by the Financial Industry Regulatory Authority (FINRA) and approved for filing with an effective date of July 30, 2014.

A Share Exchange Agreement, between the newly created KollagenX Corp., KollagenX, Inc. and the shareholders of KollagenX, Inc. became effective August 4, 2014. Pursuant to that Share Exchange Agreement, all of the outstanding shares of KollagenX, Inc., (1,000) were traded for 10,000,000 common shares of KollagenX Corp. Simultaneously, the two shareholders of KollagenX, Inc.were elected as Directors and appointed as President and CEO, of KollagenX Corp. The acquisition of KollagenX, INC. has been recorded as a reverse merger since the shareholders of KollagenX retain the control of the new company .  The historical statements are those of KollagenX Inc.

KollagenX Corp.'s and KollagenX Inc.'s respective year ends were March 31 and February 28.  KollagenX, Corp. has changed its fiscal year end to February 28.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended February 28, 2015. The Company follows the same accounting policies in preparation of interim reports. Results of operations for the interim periods are not indicative of annual results.  All inter-company transactions have been eliminated on consolidation.

For comparative purposes, prior year's condensed consolidated financial statements have been reclassified to conform to report classifications of the current year.

KOLLAGENX CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
As at May 31, 2015

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Summary of Significant Accounting Policies

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

Cash and cash equivalents

Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.
The Company maintains its cash in bank deposit accounts which, at times, may exceed federal insured limits. The Company has not experienced any losses in such accounts.
Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company's management determines which accounts are past due and if deemed uncollectible, the Company charges off the receivable in the period the determination is made.

Property and Equipment

Property and equipment consists primarily of office equipment and computer equipment, and is recorded at historical cost. Major additions and improvements are capitalized as additions to the property and equipment accounts, while replacements, maintenance and repairs that do not improve or extend the life of the respective assets, are expensed as incurred. Depreciation and amortization of property and equipment are computed on a straight-line basis over the estimated useful lives ranging from 3 to 5 years.
Inventory

Substantially all inventory consists of finished goods and is valued at the lower of cost (first-in, first-out) or market. The determination of whether the carrying amount of inventory requires a write-down is based on a detailed evaluation of inventory relative to any potential slowing moving products or discontinued items as well as the market conditions for the specific inventory items.

KOLLAGENX CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
May 31, 2015

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

Revenue comprises of product sales at market less any discount afforded to a client or customer, and professional services and products sold.
The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collect-ability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.
We recognize revenue for product sales upon shipment and when title is transferred to the customer.
Terms of our sales generally provide for Shipment from our facilities to customers FOB point of shipment. Title passes to customers at the time the products leave our warehouse.
Professional and consulting services related to the implementation and use of our products, are generally performed on a fixed fee basis under separate service arrangements.
Fair Value of Financial Instruments
The Company applies the provisions of ASC 820-10, "Fair Value Measurements and Disclosures." ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. For certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and short-term debt, the carrying amounts approximate fair value due to their relatively short maturities. The carrying amounts of the long-term debt approximate their fair values based on current interest rates for instruments with similar characteristics.
The three levels of valuation hierarchy are defined as follows:
Level 1:	Valuations consist of unadjusted quoted prices in active markets for identical assets and liabilities and has the highest priority;

Level 2:	Valuations rely on quoted prices in markets that are not active or observable inputs over the full term of the asset or liability;

Level 3:
Valuations are based on prices or third party or internal valuation models that require inputs that are significant to the fair value measurement and are less observable and thus have the lowest priority.

KOLLAGENX CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
As at May 31, 2015

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Management analyzes all financial instruments with features of both liabilities and equity under ASC 480, "Distinguishing Liabilities From Equity" and ASC 815, "Derivatives and Hedging." Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. In addition, the fair values of freestanding derivative instruments such as warrant and option derivatives are valued using the Black-Scholes model.

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

Earnings (Loss) per Share -

We utilize FASB ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive.

KOLLAGENX CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
As at May 31, 2015

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

KOLLAGENX CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
As at May 31, 2015

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the three months ended May 31, 2015 and 2014, respectively, the Company incurred net losses of $91,526 and $13,086 and as of May 31, 2015 had an accumulated deficit of $554,946.  The KollagenX Inc. revenue for the three months ended May 31, 2015 was $97,743 as compared to $74,692 for the same period in 2014. If the Company is unable to generate profits and is unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 – PREPAID EXPENSES
On September 22, 2014 the Company entered into a twenty-four month consulting agreement, with a Company that has expertise in providing management advice and financial services advice.  The entire fee of $160,000 was paid in advance and will be amortized in equal monthly amounts over the twenty-four months.  $55,558 was amortized for the period September 22, 2014 through May 31, 2015. The consulting fee amortization for the three month periods ended May 31, 2015 and 2014 amounted to $20,001 and $0, respectively.

KOLLAGENX CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
As at May 31, 2015

NOTE 5 – LOANS AND NOTES PAYABLE

	May 31,	February 28,
	2015	2015
Unsecured non interest bearing loan payable, no maturity date	67,409	67,935
Unsecured non interest bearing loan payable, no maturity date	16,957	19,221
Unsecured non interest bearing loan payable, no maturity date	25,000	25,000
Total unsecured non interest bearing loans payable	109,366	112,156
Unsecured non interest bearing note payable, no maturity date	70,212	72,689
Total unsecured non interest bearing loans and notes payable	$179,578	$184,845
4% unsecured promissory note payable, dated August 13, 2012 , due August 13, 2014	30,000	30,000
4% unsecured promissory note payable, dated December 18, 2012 due December 18, 2014.	50,000	50,000
4%Unsecured promissory note payable, dated June 13, 2013 , due June 13, 2015.	20,000	20,000
4% unsecured promissory note payable, dated October 7, 2013 , due October 7, 2014.	10,000	10,000
4% unsecured promissory note payable, dated December 18, 2013, due December 18, 2014.	5,000	5,000
4% unsecured promissory note payable, dated February 19, 2014 , due February 19, 2015.	5,000	5,000
4% unsecured promissory note payable, dated April 16, 2014 , due April 16, 2015.	10,000	10,000
4% unsecured promissory note payable, dated June 24, 2014 , due June 24, 2015.	6,000	6,000
	136,000	136,000
3% unsecured promissory note payable dated September 15, 2014, due September 15, 2015	10,000	10,000
6% unsecured promissory note payable dated July 31, 2014 due January 31, 2015	16,562	16,562
6% unsecured promissory note payable dated July 31, due July 31, 2015	25,000	25,000
	187,562	187,562
18% promissory note guaranteed by 2 directors, dated December 5, 2014 and repayable
in 189 daily payments of $249.74	60,349	28,334
3% convertible due February 21, 2016	199,975	199,975
	$447,886	$415,871
Related party debt	$164,654	$167,520
Total loans and notes payable	$792,118	$768,236

KOLLAGENX CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
As at May 31, 2015

NOTE 6 - STOCKHOLDERS' DEFICIT

As of May 31, 2015, there were 54,000,000 shares of common stock outstanding.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company borrows funds from its two directors from time to time for its working capital requirements and sometimes utilizes their credit cards to pay some expenses. These loans are unsecured, non interest bearing and due on demand. As of May 31, 2015 and February 28, 2015 the Company owed $164,654 and $167,520 to the directors and a related third party, respectively.

 NOTE 8 - SUBSEQUENT EVENTS

 On July 17, 2015 the Company cancelled 2,000,000 shares of its restricted common stock.  The Company has evaluated subsequent events through the date the financial statements were issued and has not identified any reportable events.

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

The name change has been reviewed by the Financial Industry Regulatory Authority (FINRA) and was approved for filing with an effective date of July 30, 2014.

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
KollagenX Corp.'s and KollagenX, Inc.'s respective year ends were March 31 and February 28, .  KollagenX, Corp. has changed their fiscal year end to February 28.
During the next twelve months we anticipate spending approximately $20,000 on professional fees, including fees payable in complying with reporting obligations, and general administrative costs.
Liquidity and Capital Resources

Total current assets at May 31, 2015 were $197,130 a decrease of $38,031 compared to $235,160 at February 28, 2015.  Included in current assets were trade accounts receivable of $10,793 the proceeds of which were expected to be collected in the normal course of business, compared to $29,987 accounts receivable at February 28, 2015; inventory of $63,495 compared to $68,043 at February 28, 2015; advances to a vendor for product to be shipped of $10,362 compared to $6,600 at February 28, 2015; and prepaid expenses of $104,442 compared to $130,385 at February 28, 2015.  The decrease in prepaid expenses, of $25,943 is the amortization cost resulting from the prepayment of a two year consulting agreement.

Our cash in the bank at May 31, 2015 was $8,038 compared to $145 at February 28, 2015.  Outstanding accounts payable were $ 89,961 plus other current liabilities of $792,118 compared to $59,676 and $768,236 in other current liabilities as of February 28, 2015.  In both periods the other current liabilities consist of loans from third parties and related parties, none of which have a maturity date nor are being demanded by the lenders.

KollagenX Corp. had $8,038 cash on hand at May 31, 2015, which would be adequate, assuming the current level of sales, to sustain operations for approximately two months. The Company is taking steps to provide the necessary capital to continue its operations. These steps include, but are not limited to: 1) focus on sales to minimize the need for capital; 2) converting part of the outstanding accounts payable to equity; 3) raising equity financing; 4) continuous focus on reductions in cost where possible.  Without that funding, the Company will not be able to maintain operations at the current level.

Results of Operations

Although KollagenX Corp. has not generated any revenue, our wholly owned subsidiary KollagenX Inc., recorded $97,743 in net revenue for the three months ended May, 31, 2015 compared to net revenue of $74,692 for the three months ended May 31, 2014. Our loss for the three months ended May 31, 2015 was $91,526 compared to a loss of $13,086 for the same period in 2014.  The loss was due primarily to the added costs of adding KollagenX Corp. and the costs associated with the required filings and audits as well as the total cost of the preparation of the merger agreements and related filings. Our accumulated deficit since inception, including KollagenX Inc. through May 31, 2015 was   $554,946.

We incurred operating expenses of $150,687 during the three months ended May 31, 2015 compared to $75,148 for the same period in 2014. The increase in expenses for the three months ended May 31, 2015 consisted of general operating expenses and professional fees, associated with the operations of KollagenX Inc. and KollagenX Corp.as compared to the general and administrative costs for KollagenX Inc. for the three months ended May 31, 2014.  As a result of attending additional trade shows that cost increased $52,729 for the three months ended May 31, 2015 compared to $24,379 for the three months ended May 31, 2014.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of May 31, 2015.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in KollagenX Corp.'s internal controls over financial reporting during the quarter ended May 31, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings.

There has been no change to the Risk Factors disclosed in our Form 10-K filed with the Securities and Exchange Commission for the year ended February 28, 2015.

Item 1A. Risk Factors

There has been no change to the Risk Factors disclosed in our Form 10-K filed with the Securities and Exchange Commission for the year ended February 28, 2015.

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

July 30, 2015
	By	/s/ Rondell Fletcher
Rondell Fletcher
Secretary, Treasurer

	By	/s/ George Huerta
George Huerta President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Rondell Fletcher	July 30, 2015
Rondell Fletcher, Secretary, Treasurer	Date

/s/ George Huerta
George Huerta, President