Form 10-Q
period 2015-08-31
KollagenX Corp.
filed 2015-10-15
CIK 1402486

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For the quarterly period ended August 31, 2015

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

There were 52,000,000 shares of Common Stock outstanding as of October 11, 2015.

KOLLAGENX CORP.

Item 1. Financial Statements.

The following interim unaudited financial statements of KollagenX Corp. (the "Company") for the six month period ended August 31, 2015 are included with this Quarterly Report on Form 10-Q:

(a)	Unaudited Condensed Consolidated Balance Sheets as at August 31, 2015 and February 28, 2015.

(b)	Unaudited Condensed Consolidated Statements of Operations for the three and six months ended August 31, 2015 and 2014.

(c)	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended August 31, 2015 and 2014.

(d)	Notes to Unaudited Condensed Consolidated Financial Statements.

KollagenX Corp
Condensed Consolidated Balance Sheets
(Unaudited)

	August 31,	February 28,
	2015	2015
Assets
Current assets
Cash and cash equivalents	$42,504	$145
Accounts receivable - net	4,293	29,987
Inventory	56,445	68,043
Advance to vendor	3,862	6,600
Prepaid expenses and other current assets	87,441	130,385

Total current assets	194,545	235,160

Property and equipment
Equipment	19,581	18,781
Computer equipment	13,904	13,904
	33,485	32,685
Less: accumulated depreciation	(31,483)	(31,226)
Property and equipment, net	2,002	1,459

Total assets	$196,547	$236,619

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued expenses	$93,739	$59,676
Loans payable	105,791	112,156
Notes payable	288,308	272,023
Derivative liability	221,985	-
Convertible notes payable, net	240,297	216,537
Related party payable	189,939	167,520
Total current liabilities	1,140,059	827,912

Stockholders' deficit
Common stock, $0.001 par value, 750,000,000 shares authorized;
52,000,000 shares issued and outstanding
as of August 31 and 54,000,000 February 28, 2015, respectively	52,000	54,000
Additional paid in capital	(179,873)	(181,873)
Accumulated deficit	(815,639)	(463,420)
Total stockholders' deficit	(943,512)	(591,293)

Total liabilities and stockholders' deficit	$196,547	$236,619

See accompanying notes to unaudited condensed consolidated financial statements

KollagenX Corp
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended		For the six months ended
	August 31,		August 31,
	2015	2014	2015	2014

Revenues, net	$37,667	$52,506	$135,410	$127,198

Cost of sales
Purchases	15,385	19,383	37,744	28,644
Freight	-	788	1,448	3,156
Total cost of sales	15,385	20,171	39,192	31,800
	-
Gross profit	22,282	32,335	96,218	95,398
Operating expenses
General and administrative	97,597	15,932	172,134	38,821
Management salaries	48,000	7,800	63,000	27,300
Trade shows	28,016	24,175	80,745	48,554
Wages	16,000	9,263	24,420	17,643
Total operating expenses	189,613	57,170	340,299	132,318
	-
Loss from operations	(167,331)	(24,835)	(244,081)	(36,920)
Other expenses (income)
Derivative expense	105,739	-	105,739	-
Amortization of debt discount	23,760	-	23,760	-
Change in fair market value of derivative liability	(48,754)	-	(48,754)	-
Interest	12,618	1,167	27,393	2,168
Total other expenses	93,363	1,167	108,138	2,168
Net loss	$(260,694)	$(26,002)	$(352,219)	$(39,088)

Loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares
outstanding - basic and diluted	53,021,739	54,000,000	53,510,870	54,000,000

See accompanying notes to unaudited condensed consolidated financial statements

KollagenX, Corp.
Condensed Consolidated Statements of Cash Flow
(Unaudited)

	For the six months ended
	August 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(352,219)	$(39,088)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	257	-
Derivative expense	105,739	-
Amortization of debt discount	23,760	-
Change in fair market value of derivative liability	(48,754)	-
Amortization of consulting fees	42,944	-
Changes in operating assets and liabilities:
Decrease in inventory	11,598	(12,668)
Decrease (increase) in accounts receivable	25,694	(11,497)
Decrease in advances to vendors	2,738	-
Increase (decrease) in accounts payable and accrued liabilities	34,061	(1,120)
Net cash used in operating activities	(154,180)	(64,373)
Cash flows from investing activities:
Property and equipment acquisitions	(800)	-
Cash used in investing activities	(800)	-
Cash flows from financing activities:
Proceeds from the sale of convertible notes payable	165,000	-
Proceeds from (repayment of) notes payable	16,285	(600)
Proceeds from (repayment of) of loans payables	(6,365)	2,907
Proceeds from related party payable	22,419	60,595
Net cash provided by financing activities	197,339	62,902

Net increase (decrease) in cash and cash equivalents	42,359	(1,471)
Cash and cash equivalents, beginning of period	145	4,905
Cash and cash equivalents, end of period	$42,504	$3,434

Supplemental disclosure of cash flow information:
Interest paid	$7,048	$2,168
Income taxes paid	$-	$-

See accompanying notes to condensed consolidated unaudited financial statements

KOLLAGENX CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
As at August 31, 2015

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

A Share Exchange Agreement, between the newly created KollagenX Corp., KollagenX, Inc. and the shareholders of KollagenX, Inc. became effective August 4, 2014. Pursuant to that Share Exchange Agreement, all of the outstanding shares of KollagenX, Inc., (1,000) were traded for 10,000,000 common shares of KollagenX Corp. Simultaneously, the two shareholders of KollagenX, Inc. were elected as Directors and appointed as President and CEO, of KollagenX Corp. The acquisition of KollagenX, INC. has been recorded as a reverse merger since the shareholders of KollagenX retain the control of the new company.  The historical statements are those of KollagenX Inc.

KollagenX Corp.'s and KollagenX, Inc.'s respective year ends were March 31 and February 28, respectively.  KollagenX, Corp. has changed its fiscal year end, via Amendments to the Articles of Incorporation in the State of Nevada, to February 28.  Management believes this date, the current fiscal year end date of the Operating Company (KollagenX, Inc.), would be better suited for the company and shareholders alike.

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
As at August 31, 2015

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
As at August 31, 2015

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
As at August 31, 2015

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

Recent Accounting Pronouncements

In May 2014, the ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB deferred the effective date of the new revenue standard by one year, which will make it effective for the Company in the first quarter of its fiscal year ending June 30, 2019. The Company is currently in the process of evaluating the impact of adoption of this ASU on its consolidated financial statements.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force) (ASU 2014-12). The guidance applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. For all entities, the amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities. The Company is currently evaluating the impact of adopting ASU 2014-12 on the Company's results of operations or financial condition.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern (ASU 2014-15). The guidance in ASU 2014-15 sets forth management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity's ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management's plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted. The Company is currently evaluating the impact of adopting ASU 2014-15 on the Company's results of operations or financial condition.

KOLLAGENX CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
As at August 31, 2015

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

In January 2015, the FASB issued Accounting Standards Update No. 2015-01, Income Statement – Extraordinary and Unusual items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (ASU 2015-01). The amendment eliminates from U.S. GAAP the concept of extraordinary items. This guidance is effective for the Company in the first quarter of fiscal 2017. ASU No. 2015-01 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

In February 2015, FASB issued ASU No. 2015-02, (Topic 810): Amendments to the Consolidation Analysis. ASU No. 2015-02 provides amendments to respond to stakeholders' concerns about the current accounting for consolidation of certain legal entities. Stakeholders expressed concerns that GAAP might require a reporting entity to consolidate another legal entity in situations in which the reporting entity's contractual rights do not give it the ability to act primarily on its own behalf, the reporting entity does not hold a majority of the legal entity's voting rights, or the reporting entity is not exposed to a majority of the legal entity's economic benefits or obligations. ASU No. 2015-02 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The adoption of this guidance is not expected to have a material impact on the Company's results of operations, financial position or disclosures.

In April 2015, FASB issued ASU No. 2015-03, (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU No. 2015-03 provides guidance that will require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU No. 2015-03 affects disclosures related to debt issuance costs but does not affect existing recognition and measurement guidance for these items. ASU No. 2015-03 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The Company is currently evaluating the impact of adopting ASU 2014-15 on the Company's results of operations or financial condition.

In April 2015, FASB issued ASU No. 2015-05, (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangements. ASU No. 2015-05 provides guidance on a customer's accounting for fees paid in a cloud computing arrangement, which includes software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements. ASU No. 2015-05 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The adoption of this guidance is not expected to have a material impact on the Company's results of operations, financial position or disclosures.

There are no other recent accounting pronouncements that are expected to have a material effect on the Company's financial statements.

KOLLAGENX CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
As at August 31, 2015

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

KOLLAGENX CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
As at August 31, 2015

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the six months ended August 31, 2015 and 2014, respectively, the Company incurred net losses of $352,219 and $39,088 as of August 31, 2015 and 2014 had an accumulated deficit of $815,639 at August 31, 2015.   If the Company is unable to generate profits and is unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 – PREPAID EXPENSES
On September 22, 2014 the Company entered into a twenty-four month consulting agreement, with a Company that has expertise in providing management advice and financial services advice.  The entire fee of $160,000 was paid in advance and is being amortized in equal monthly amounts over the twenty-four months.  $75,559 was amortized for the period September 22, 2014 through August 31, 2015. The consulting fee amortization for the six month periods ended August 31, 2015 and 2014 amounted to $40,002 and $0, respectively.

NOTE 5– LOANS PAYABLE
The Company had raised unsecured, non-interest bearing, due on demand loans from three individuals. The Company has been making payments to these individuals as and when demanded by the lenders. The loans payable consisted of the following as of August 31, 2015 and February 28, 2015:

	August 31,	February 28,
	2015	2015
Unsecured non interest bearing loan payable, due on demand	$66,883	$67,935
Unsecured non interest bearing loan payable, due on demand	13,908	19,221
Unsecured non interest bearing loan payable, due on demand	25,000	25,000
Total unsecured non interest bearing loans payable	$105,791	$112,156

KOLLAGENX CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
As at August 31, 2015

NOTE 6– NOTES PAYABLE
The Company had raised various notes over a period of time for working capital requirements. The notes payable consisted of the following as of August 31, 2015 and February 28, 2015:
	August 31,	February 28,
	2015	2015
4% unsecured promissory note payable, dated August 13, 2012 , due August 13, 2014	$30,000	$30,000
4% unsecured promissory note payable, dated December 18, 2012 due December 18, 2014.	50,000	50,000
4%Unsecured promissory note payable, dated June 13, 2013 , due June 13, 2015.	20,000	20,000
4% unsecured promissory note payable, dated October 7, 2013 , due October 7, 2014.	10,000	10,000
4% unsecured promissory note payable, dated December 18, 2013, due December 18, 2014.	5,000	5,000
4% unsecured promissory note payable, dated February 19, 2014 , due February 19, 2015.	5,000	5,000
4% unsecured promissory note payable, dated April 16, 2014 , due April 16, 2015.	10,000	10,000
4% unsecured promissory note payable, dated June 24, 2014 , due June 24, 2015.	6,000	6,000
	136,000	136,000
3% unsecured promissory note payable dated September 15, 2014, due September 15, 2015	10,000	10,000
6% unsecured promissory note payable dated July 31, due July 31, 2015	25,000	25,000
18% promissory note guaranteed by 2 directors, dated December 5, 2014 and repayable
in 189 daily payments of $249.74	49,382	28,334
Unsecured non interest bearing note payable, due on demand	67,926	72,689
	$288,308	$272,023

The Company recorded an interest expense of $3,807 and $0 for the three month periods ended August 31, 2015 and 2014. The Company recorded an interest expense of $7,048 and $0 for the six month periods ended August 31, 2015 and 2014.

NOTE 7– CONVERTIBLE NOTES PAYABLE, NET
On July 31, 2014, the Company entered into a non-negotiable convertible promissory note payable for a principal sum of $16,562 with interest thereon at the rate of 6% per annum. The whole principal sum and accrued, but unpaid, interest thereon was due six months from the date of note on January 31, 2015. The note is convertible, at the option of the Company, after six months from the date of note, as to both interest and principal, into common shares of the Company at a price per share of $0.001. Since the note is convertible at the option of the Company and not at the option of the holder, no beneficial conversion feature has been recorded in the accompanying consolidated financial statements. The Company recorded an interest expense of $263 and $0 on the note for the three months ended August 31, 2015. The Company recorded an interest expense of $513 and $0 on the note for the six months ended August 31, 2015.

KOLLAGENX CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
As at August 31, 2015

NOTE 7– CONVERTIBLE NOTES PAYABLE, NET (continued)
In September 2014, the Company entered into another non-negotiable convertible promissory note payable for a principal sum of $199,975 with interest thereon at the rate of 3% per annum. The whole principal sum and accrued, but unpaid, interest thereon is due eighteen months from the date of note in March 2016. The note is convertible, at the option of the Company, after six months from the date of note, as to both interest and principal, into common shares of the Company at a 10% discount to the closing bid price on the date of notice of conversion as reported on the OTC Electronic Bulletin Board, or any successor exchange. Since the note is convertible at the option of the Company and not at the option of the holder, no beneficial conversion feature has been recorded in the accompanying consolidated financial statements. The Company recorded an interest expense of $1,543 and $0 on the note for the three months ended August 31, 2015. The Company recorded an interest expense of $3,055 and $0 on the note for the six months ended August 31, 2015.

The Company entered into a convertible note agreement on July 20, 2015 for an original principal amount of $107,000. Pursuant to the agreement, the Company received $100,000 against the $107,000 note, after the original issue discount of $7,000. The Maturity Date of the note is one year from the date of advance. The Lender has the right, at any time after the issuance date, at its election, to convert all or part of the outstanding and unpaid original principal sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company as per the conversion formula. The conversion price shall be equal to 60% of the lowest trade price in the 20 trading days previous to the conversion. The note holder cannot beneficially own more than 4.99% of the number of common shares, immediately after giving effect to such conversion. The Company shall at all times reserve enough shares to effect the conversion of all the principal amount on the Note then outstanding. The initial number of shares of Common Stock reserved for conversions of the Notes shall be calculated as four times the number of shares necessary to convert the entire value of the Note on the day it was executed. The Company has reserved 3,005,000, which was the initial number of shares to be reserved. The note is unsecured and accrues interest at the rate of 8% Since, the note did not have a conventional conversion feature and had a variable conversion price indexed to the market price, the conversion feature was separately valued and was recorded as a derivative liability. The Company computed the initial derivative liability on the date of issuance to be $130,981. The Company recorded $17,000 as loan fee for the note which comprised of the initial issue discount of $7,000 and the broker fee of $10,000. Of the $130,981 of derivative liability, the Company recorded $90,000 as a discount on debt and the balance of $40,981 as initial derivative liability. They recalculated the derivative liability on the date of balance sheet as $114,238 and recorded the difference of $16,743 as a change in fair value of derivative liability on the income statement. The loan fee and debt discount is being amortized over the term of the note. For the three month period ended August 31, 2015 and 2014, the Company recorded an amortization of loan fee and debt discount of $12,279 and $0, respectively. For the three month period ended August 31, 2015 and 2014, the Company recorded an interest expense of $987 and $0, respectively.

The Company entered into a convertible note agreement on August 7, 2015 for an original principal amount of $84,500. The Maturity Date of the note is six months from the date of advance. The Lender has the right, at any time after the issuance date, at its election, to convert all or part of the outstanding and unpaid original principal sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company as per the conversion formula. The conversion price shall be equal to 47% of the lowest trade price in the 25 trading days previous to the conversion. The note holder cannot beneficially own more than 4.99% of the number of common shares, immediately after giving effect to such conversion. The Company will at all times reserve at least 3,200,000 shares of common stock for conversion. The note is unsecured and accrues interest at the rate of 12% Since, the note did not have a conventional conversion feature and had a variable conversion price indexed to the market price, the conversion feature was separately valued and was recorded as a derivative liability. The Company computed the initial derivative liability on the date of issuance to be $139,758. The Company recorded $9,500 as loan fee paid to the broker. Of the $139,758 of derivative liability, the Company recorded $75,000 as a discount on debt and the balance of $64,758 as initial derivative liability. They recalculated the derivative liability on the date of balance sheet as $107,747 and recorded the difference of $32,011 as a change in fair value of derivative liability on the income statement. The loan fee and debt discount is being amortized over the term of the note. For the three month period ended August 31, 2015 and 2014, the Company recorded an amortization of loan fee and debt discount of $11,481 and $0, respectively. For the three month period ended August 31, 2015 and 2014, the Company recorded an interest expense of $417 and $0, respectively.

Following is a summary of the convertible notes payable:

	August 31,	February 28,
	2015	2015
Convertible at the option of the Holder
8% unsecured note payable, dated July 20, 2015 due July 20, 2016	$107,000	-
12% unsecured note payable, dated August 6, 2015 due February 6, 2016	84,500	-
	191,500	-
Less: Loan fee	(22,938)	-
Less: Debt discount	(144,802)	-
	23,760	-
Convertible at the option of the Company
6% unsecured note payable, dated July 31, 2014 due January 31, 2015	16,562	16,562
3% unsecured note payable, dated September 22, 2014 due March 22, 2016	199,975	199,975
	216,537	216,537
Convertible notes payable, net	$240,297	$216,537

KOLLAGENX CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
As at August 31, 2015

NOTE 8 - STOCKHOLDERS' DEFICIT

As of August 31, 2015, there were 52,000,000 shares of common stock outstanding.

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

On July 17, 2015, a shareholder contributed 2,000,000 shares of its restricted common stock back to the Company for cancellation.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company borrows funds from its two directors from time to time for its working capital requirements and sometimes utilizes their credit cards to pay some expenses. These loans are unsecured, non-interest bearing and due on demand. As at August 31, 2015 and February 28, 2015 the Company owed $189,939 and $167,520 to the directors and a related third party, respectively.

 NOTE 10 - SUBSEQUENT EVENTS

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

KollagenX Corp.'s and KollagenX, Inc.'s respective year ends were March 31 and February 28.   KollagenX, Corp. has changed its fiscal year end to February 28.

During the next twelve months we anticipate spending approximately $20,000 on professional fees, including fees payable in complying with reporting obligations, and general administrative costs.

Liquidity and Capital Resources

Total current assets at August 31, 2015 were $194,545, a decrease of $40,615 compared to $235,160 at February 28, 2015.  Included in current assets were trade accounts receivable of $4,293 the proceeds of which were expected to be collected in the normal course of business, compared to $29,987 accounts receivable at February 28, 2015; inventory of $56,445 compared to $68,043 at February 28, 2015; advances to a vendor for product to be shipped of $3,862 compared to $6,600 at February 28, 2015; and prepaid expenses of $87,441 compared to $130,385 at February 28, 2015.  The decrease in prepaid expenses, of $25,943 is the amortization cost resulting from the prepayment of a two year consulting agreement.

Our cash in the bank at August 31, 2015 was $42,504 compared to $145 at February 28, 2015.  Outstanding accounts payable and accrued expenses were $93,739 plus other current liabilities, consisting of loans and notes payable totaling $584,038 compared to $59,676 and $551,699 in other current liabilities as of February 28, 2015.  These notes and loans are unsecured and bear no maturity dates.  No lender has demanded payment. The Company had two notes convertible at the option of the Company adding up to $216,537 outstanding as of August 31, 2015 and February 28, 2015.

During the quarter ended August 31, 2015, the Company signed two convertible notes totaling $191,500 and recorded a derivative liability of $245,745.

KollagenX Corp. had $42,504 cash on hand at August 31, 2015, which would be adequate, assuming the current level of sales, to sustain operations for approximately ten months. The Company is taking steps to provide the necessary capital to continue its operations. These steps include, but are not limited to: 1) focus on sales to minimize the need for capital; 2) converting part of the outstanding accounts payable to equity; 3) raising equity financing; 4) continuous focus on reductions in cost where possible.  Without that funding, the Company will not be able to maintain operations at the current level.

Results of Operations

Although KollagenX Corp. has not generated any revenue, our wholly owned subsidiary KollagenX Inc., recorded $135,410 in net revenue for the six months ended August, 31, 2015 with a gross margin of $96,218 or 71%, compared to net revenue of $127,198 for the six months ended August 31, 2014 with a gross margin of 75%.  During the three months ended August 31, 2015 and 2014 net revenue of $ 37,667 produced a gross margin of $22,282 compared to $52,506 net revenue generating $32,234 of gross margin.  The overall increase in revenue is due to additional emphasis on marketing and sales, while the diminution of revenue during the three month period is due to seasonal factors and the normal order filing process.  Our loss for the six months ended August 31, 2015 was $352,219 compared to a loss of $39,088 for the same period in 2014.  The loss was due, in part, to the added costs of KollagenX Corp. associated with the required filings and audits as well as the total cost of maintaining the publically traded Company. In addition, KollagenX Corp. sold two convertible notes and recorded a derivative liability cost of $105,739, during the three months ended August 31, 2015, compared to no such cost during the same period in 2014. Our accumulated deficit since inception, including KollagenX Inc. through August 31, 2015 was $815,639.

Operating expenses during the three and six months ended August 31, 2015 increased from $57,710 to $189,613 and from $132,821 in 2014 to $340,299, in 2015, due to the inclusion of KollagenX Corp. in the 2015 period and the increased emphasis on marketing.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of August 31, 2015.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in KollagenX Corp.'s internal controls over financial reporting during the quarter ended August 31, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

October 15, 2015
	By	/s/ Rondell Fletcher
Rondell Fletcher
Secretary, Treasurer

	By	/s/ George Huerta
George Huerta President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Rondell Fletcher	October 15, 2015
Rondell Fletcher, Secretary, Treasurer	Date

/s/ George Huerta
George Huerta, President