Form 10-KT/A
period 2015-02-28
KollagenX Corp.
filed 2015-12-09
CIK 1402486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KT
Amendment 1

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
☐ Yes           ☒ No (Not required)

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

ITEM 1. BUSINESS

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

KollagenX CORP.'s and KollagenX, INC.'s respective year ends are were March 31 and February 28, respectively.  KollagenX, CORP. has changed its fiscal year end, via Amendments to the Articles of Incorporation in the State of Nevada, to February 28.  Management believes this date, the current fiscal year end date of the Operating Company (KollagenX, INC.), would be better suited for the company and shareholders alike."

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

Distribution has been accomplished through attendance at trade shows, where we have been able to attract distributors to acquire and sell our products; by direct sales utilizing in-house commission agents and through the Company's web site.  The Company will provide custom packaging to large retailers to enable them to display and sell the product based on each retailers' specific requirements.

Although there are many competitors in lady's cosmetics, the Company believes that its focus on retail sales, product integrity and quality, and maintenance of low overhead, will enable it to remain viable and grow.

Currently there are six products in the collection servicing all demographics in the entire market place.  The six products are the KollagenX brand consisting of the 24KT Gold Face Mask, the 24KT Under-Eye Mask, the 24KT Gold Eye Serum, the 24KT Gold Hydrating Cream, the 24KT Gold Cleanser and our latest product which is our 24 KT Gold Lip Gloss.

The Company has developed additional products to be sold to, both, the professional salons for use with their customers and an organic line to be sold to the retail customer.

Our New Products

KollagenX has designed packaging for a new 500 ml professional line, which consists of the entire collection plus a 24KT Gold Toner mainly for commercial applications and servicTes. This new packaging will enable professional salons to utilize our products in their service applications.

The professional line is going to be introduced to salons and spas in bulk starter packages that will consist of over 100 treatments and will have a base introductory price. This plan will be utilized to provide our commercial clients the opportunity to increase their service sales and to offer retail and sample sizes to their customers.

The Company has entered into an agreement with a USDA Certified Laboratory to produce our line of organic products.   Although this line of products will mimic our original products, each inventory sku will contain its own specialized organic formulation and will be packaged in its own individual unique packaging.  This line will be marketed to the retail user and sold, primarily, to retail outlets, with an emphasis on those that specialize in the promotion of organic products.

Collagen and Skin Care

KollagenX unique products are formulated using 24KT gold and plant-derived collagen as their main ingredients.

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

KollagenX and its Market

KollagenX is positioned in a great place in the current market. We are at the forefront of the professional market in which salons and spas are utilizing our brand to implement on the end user. In this case, once the customer has had a positive introduction to our products, they seek out our retail line. This is a powerful process and has had a very effective return on investment for our buyers. KollagenX has gained a national and international presence and we are shipping 40% of our products internationally and 60% nationally. Our key focus has been the distributor and professional market but is expanding to include retail locations.
Competition
The competitors, that we are aware of, in the 24KT Gold market, historically, catered to the professional market and to tradeshows.  KollagenX is aggressively refocusing and is expanding to the retail sector and hoping to be the first to, substantially, penetrate that market. Most of the Gold products, provided by our competitors, that are available in today's market place, do not have the professional grade ingredients that we do and we, therefore, do not view them as direct competition.
Our use of high quality ingredients and direct marketing efforts, through the utilization of direct sales by commission agents, exclusively representing our Company, combine to provide a superior product and the vehicle required to penetrate the mass retail market place.  In addition, the competitors that we are knowledgeable about, have focused on high end luxury retailers, at price points beyond the reach of our targeted base.
Trademarks

KollagenX owns the registered trademark KollagenX®

Manufacturing and Raw Material Suppliers

The raw materials, we require, to produce and manufacture our products are widely available from numerous suppliers and are generally considered generic industrial supplies. We currently use two suppliers for our production and do not rely on a single or unique supplier to produce our inventory.  Suppliers or potential suppliers are carefully vetted.
The organic line will be produced in a USDA certified laboratory and will follow the same basic procedures, except for the need to attend and examine during the manufacturing process.

 We retain an independent examiner to attend at each manufacturer, during our production runs, to ascertain that general manufacturing practices are being observed and that the ingredients are consistent with our specific formulations.  Upon arrival, in our warehouse, samples are taken from each production run, sent to an independent laboratory, to confirm that the ingredients meet our protocols.

Although we are planning to implement our own bottling process for non-organic products we currently outsource the filling process for those inventory skus.

Product Distribution

Historically, the Company focused on creating relationships with distributors, who would acquire, hold and ship inventory to the distributors' clients.  These relationships were, generally, conceived at trade shows, which necessitated the Company's attendance at a multitude of trade shows throughout the year.  In addition, while the prime purpose of attending these trade shows, the Company would also generate retail sales form the same exposition booth.  The addition of exclusive commission brokers has enabled the Company to add large retail outlets, catering to the mass market, to acquire and sell our products.
Government Regulations

KollagenX products do not contain any drugs or color additives. They are considered cosmetics and therefore are not regulated by the Federal Drug Administration.

Employees

    KollagenX currently has two full time managing administrators. We have three part-time employees including accounting and retain sales representatives, on a performance basis, for our tradeshow circuit and outside sales when needed.

ITEM 1A. RISK FACTORS

An investment in our company involves a significant level of risk You should carefully consider the risks described below, together with all of the other information in this Current Report on Form 10-KT. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business. If any of the following risks actually occur, our business, financial condition and results of operations could suffer, and the trading price of our common stock could decline.

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

Some or all of the "restricted" shares of our common stock issued in connection with the August 4, 2014, Stock Exchange Agreement or held by other of our stockholders may be offered from time to time in the open market pursuant to an effective registration statement or Rule 144, and these sales may have a depressive effect on the market for our common stock.

Trading of our common stock is limited and trading restrictions imposed on us by regulatory authorities may farther reduce our trading, making it difficult for our stockholders to sell their shares.

Trading of our common stock is currently conducted in the Over-the-Counter market and our common stock is quoted on the OTCQB. The liquidity of our common stock is limited, not only in terms of the number of shares that can be bought and sold at a given price, but may also be adversely affected by delays in the timing of transactions and reduction in security analysts' and the media's coverage of us, if at all.

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

Rule 144 will not be available for the outstanding shares issued by the Company after December 2005 for a period of at least one year after the filing of this report on Form 10 KT, which means that these shareholders may not be able to sell such shares in the open market during this period.

Rule 144 does not permit reliance upon such rule for the resale of shares sold after the issuer first became a shell company, until the issuer meets certain requirements, including ceasing to be  a shell company, the filing of Form 10-type information, and the filing for a period of one year periodic reports required under the Exchange Act. As a result, the holders of all of the restricted shares issued in the August 4, 2014 Stock Exchange Agreement, as well as of any of the outstanding shares issued by the Company after December 2005, will not be able to sell their shares in reliance upon Rule 144 during this waiting period except pursuant to a registration statement filed by us which includes these shares for resale. We have not agreed to register any of these shares for resale.

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

Our management team, as in effect, upon the consummation of the August 4, 2014 Stock Exchange Agreement, has no experience in managing and operating a public U.S. company. Any failure to comply or adequately comply with federal securities laws, rules or regulations could subject us to fines or regulatory actions, which may materially adversely affect our business, results of operations and financial condition.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is listed to trade in the over-the-counter securities market through the Financial Industry Regulatory Authority ("FINRA") Automated Quotation Bulletin Board System, under the symbol "KGNX".

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

Equity Compensation Plan Information

None

Recent Sales of Unregistered Securities

No unregistered securities were sold during the years ended February 28, 2014 and February 28, 2015, other than the 10,000,000 common restricted shares that were issued, on November 14, 2014, pursuant to the August 4, 2014 Stock Exchange Agreement, to the KollagenX, Inc. two shareholders.

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

Item 9B  Other Information

Not applicable

PART III

Item 10 Directors, Executive Officers and Corporate Governance

Name	Age	Title
Rondell Fletcher	35	Director, President, Secretary, since August 4, 2014
Richard G. Stifel	67	Chief Financial Officer
George V. Huerta	39	Director, Chief Executive Officer, since August 4, 2014
Richard Melland	71	Director, since August 4, 2014

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

Mr. Fletcher was selected as a director based on his general business experience and his knowledge of the business and industry as President of KollagenX, Inc.

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

Mr. Stifel resigned, on May 12, 2015, as Chief Financial Officer.  There was no disagreement with the Company or Board of Directors.

George V. Huerta

Since becoming CEO of KollagenX, at its inception, in 2009, George Huerta, includes over 10 years' experience in corporate management. He has been instrumental in the research and development of the 10 products KollagenX currently has in its portfolio. In addition to many years of domestic and international experience in operations, multichannel product distribution, and brand development he has successfully supervised the launching and marketing of the KollagenX skin care collection. Previous to KollagenX, from 2004 to 2009, he was licensed by the California Department of Real Estate, where he participated in and orchestrated real estate transactions for numerous clients selling and buying property. In addition, he took part in buying and rehabbing property as well as acquiring land for the development of new homes.

Mr. Huerta was selected as a Director due to his research and development experience gained as a founder of KollagenX Inc. and his general business and sales background.

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

Mr. Melland was chosen as a Director due to his extensive and varied business background.

Involvement in certain legal proceedings.

None of our directors have been involved in any of the following events within the past ten years.
(1) Except as discussed below (a), a petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2) Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) Engaging in any type of business practice; or

(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4) Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5) Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6) Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7) Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i) Any Federal or State securities or commodities law or regulation; or

(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
(8) Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

(a)	Mr. Huerta filed a voluntary bankruptcy on December 30, 2009 and that was discharged on April 21, 2010.

Item 11   Executive Compensation

The following table sets forth the compensation paid to our officers and directors for the years ended February 28, 2015 and 2014.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Rondell Fletcher	2015	36,100	-	-	-	-	-	-	36,100
Secretary, Treasurer	2014	36,100	-	-	-	-	-	-	36,100

George Huerta	2015	36,100	-	-	-	-	-	-	36,100
President	2014	36,100	-	-	-	-	-	-	36,100

Richard Stifel	2015	-	-	-	-	-	-	-	-
	2014	-	-	-	-	-	-	10,000	10,000

*Paid to Mr. Stifel's controlled company RGS Resources, LLC

Employment Agreements

We do not have any employment agreements with any of our executive officers.

Director Compensation

None

Equity Compensation Plans

None

Item 12   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of February 28, 2015.

•	By each person who is known by us to beneficially own more than 5% of our common stock;
•	By each of our officers and directors; and
•	By all of our officers and directors as a group.

Name and Address of	Number of Shares	% of Outstanding
Beneficial Owner	Beneficially Owned	Common Shares

Rondell Fletcher	5,000,000	9.3%
13949 Ramona, # I Chino CA 91710

George Huerta 13949 Ramona # I Chino CA 91710	5,000,000	9.3%

All Officers and Directors as a Group	10,000,000	18.6%

Eco Investment Properties, LLC (1)	24,000,000	44.4%
15591 Red Hill # 220 Tustin CA 92780 (1) Deborah Ridge controls this shareholder

Item 13   Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

During the year ended February 28, 2015 Rondell Fletcher loaned the Company, at no interest, $137, 684 and was repaid $36,306 for a net increase in the obligation to him of $109,768.

During the year ended February 28, 2015 George Huerta, loaned the Company $29,500, at no interest, and was repaid $23,430 for a net increase in the obligation to him of $6,069.

During the year ended February 28, 2015, Eco Investment Properties, LLC loaned the Company $70,221, at no interest, and was repaid $63,418 for a net increase in the obligation to Eco of $6,803.

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

KollagenX Corp

December 9, 2015
	By:	/s/ Rondell Fletcher
Rondell Fletcher
Principal Financial Officer and Principal Accounting Officer
/s/ George Huerta George Huerta Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
..

SIGNATURE	TITLE	DATE

/s/ Rondell Fletcher	Director, Principal Financial Officer and
Rondell Fletcher	Principal Accounting Officer	December 9, 2015

/s/George Huerta	Director, Principal Executive Officer
George Huerta		December 9, 2015

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
As at February 28, 2015

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
As at February 28, 2015

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
As at February 28, 2015

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
As at February 28, 2015

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
As at February 28, 2015

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
As at February 28, 2015

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

NOTE 6 – LOANS AND NOTES PAYABLE
		February 28,
		2015	2014
Unsecured non-interest bearing loan payable, no maturity date		$15,928	$-
Unsecured non-interest bearing loan payable, no maturity date		67,934	70,165
Unsecured non-interest bearing loan payable, no maturity date		19,221	19,185
Unsecured non-interest bearing loan payable, no maturity date		25,000	-
Total non-interest bearing loans payable		128,084	89,350
Unsecured non-interest bearing note payable, no maturity date		72,689	75,000
4% unsecured promissory note payable, dated August 13, 2012 , due August 13, 2014	30,000		-
4% unsecured promissory note payable, dated December 18, 2012 due December 18, 2014.	50,000		-
4%Unsecured promissory note payable, dated June 13, 2013 , due June 13, 2015.	20,000		-
4% unsecured promissory note payable, dated October 7, 2013 , due October 7, 2014.	10,000		-
4% unsecured promissory note payable, dated December 18, 2013, due December 18, 2014.	5,000		-
4% unsecured promissory note payable, dated February 19, 2014 , due February 19, 2015.	5,000		-
4% unsecured promissory note payable, dated April 16, 2014 , due April 16, 2015.	10,000		-
4% unsecured promissory note payable, dated June 24, 2014 , due June 24, 2015.	6,000	136,000	-
3% unsecured promissory note payable dated September 15, 2014, due September 15, 2015		10,000	-
6% unsecured promissory note payable dated July 31, 2014 due January 31, 2015		16,562	-
6% unsecured promissory note payable dated July 31, due July 31, 2015		25,000	-
		$260,251	$75,000
		$388,335	$164,350

18% promissory note guaranteed by 2 directors, dated December 5, 2014 and repayable
in 189 daily payments of $249.74		$28,334	$-
Related party debt		$151,592	$45,653

3% convertible due February 21, 2016		$199,975	$-

Total loans and notes payable		$768,236	$210,003

KOLLAGENX CORP.
Notes to Condensed Consolidated Financial Statements
As at February 28, 2015

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