Form 10-Q
period 2015-11-30
KollagenX Corp.
filed 2016-01-28
CIK 1402486

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For the quarterly period ended November 30, 2015

Commission File Number 000-54667

KOLLAGENX CORP.
(Exact name of small business issuer as specified in its charter)

INTEGRATED ELECTRIC SYSTEMS CORP.
 (Former Name of small business issuer)

NEVADA	20-8624019
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

13949 Ramona Ave.
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

There were 52,000,000 shares of Common Stock outstanding as of January 22, 2016.

KOLLAGENX CORP.

Item 1. Financial Statements.

The following interim unaudited financial statements of KollagenX Corp. (the "Company") for the nine month period ended November 30, 2015 are included with this Quarterly Report on Form 10-Q:

(a)	Unaudited Condensed Consolidated Balance Sheets as at November 30, 2015 and February 28, 2015.

(b)	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended November 30, 2015 and 2014.

(c)	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended November 30, 2015 and 2014.

(d)	Notes to Unaudited Condensed Consolidated Financial Statements.

KollagenX Corp
Condensed Consolidated Balance Sheets
(Unaudited)

	November 30,	February 28,
	2015	2015
Assets
Current assets
Cash and cash equivalents	$33,184	$145
Accounts receivable - net	4,922	29,987
Inventory	51,666	68,043
Advance to vendors	103,457	6,600
Prepaid expenses and other current assets	67,440	130,385

Total current assets	260,669	235,160

Property and equipment
Equipment	19,581	18,781
Computer equipment	13,904	13,904
	33,485	32,685
Less: accumulated depreciation	(31,612)	(31,226)
Property and equipment, net	1,873	1,459

Total assets	$262,542	$236,619

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued expenses	$117,510	$59,676
Loans payable	153,135	165,624
Notes payable	166,983	164,334
Related party payable	432,197	186,741
Derivative liabilities	201,316	-
Convertible notes payable, net	343,692	251,537
Total current liabilities	1,414,833	827,912

Stockholders' deficit
Common stock, $0.001 par value, 750,000,000 shares authorized;
52,000,000 shares issued and outstanding as of November 30
and 54,000,000 as of February 28, 2015, respectively	52,000	54,000
Additional paid in capital	(179,873)	(181,873)
Accumulated deficit	(1,024,416)	(463,420)
Total stockholders' deficit	(1,152,289)	(591,293)

Total liabilities and stockholders' deficit	$262,542	$236,619

See accompanying notes to unaudited condensed consolidated financial statements

KollagenX Corp
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended		For the nine months ended
	November 30,		November 30,
	2015	2014	2015	2014

Revenues, net	$27,475	$94,638	$162,885	$221,836

Cost of sales
Purchases	5,909	28,452	43,653	57,096
Freight	-	-	1,448	3,156
Total cost of sales	5,909	28,452	45,101	60,252

Gross profit	21,566	66,186	117,784	161,584
Operating expenses
Consulting	70,803	41,556	70,803	41,556
General and administrative	31,952	99,249	223,817	138,070
Management salaries	48,000	23,700	111,000	51,000
Trade shows	4,394	18,876	65,409	67,430
Wages	12,000	18,016	36,420	35,659
Total operating expenses	167,149	201,397	507,449	333,715

Loss from operations	(145,583)	(135,211)	(389,664)	(172,131)
Other expenses (income)
Derivative expense	-	-	105,739	-
Amortization of debt discount	68,395	-	92,155	-
Change in fair market value of derivative liability	(20,669)	-	(69,423)	-
Interest	15,468	1,420	42,861	3,588
Total other expenses	63,194	1,420	171,332	3,588
Net loss	(208,777)	(136,631)	(560,997)	(175,719)

Loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares
outstanding - basic and diluted	52,000,000	54,000,000	53,010,909	54,000,000

See accompanying notes to unaudited condensed consolidated financial statements

KollagenX, Corp.
Condensed Consolidated Statements of Cash Flow
(Unaudited)

	For the nine months ended
	November 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(560,996)	$(148,528)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	386	-
Derivative expense	105,739	-
Amortization of debt discount	92,155	-
Change in fair market value of derivative liability	(69,423)	-
Amortization of prepaid consulting fees	60,003	15,556
Changes in operating assets and liabilities:
Decrease in prepaid expenses	2,942	-
Decrease in inventory	16,377	12,259
Decrease (increase) in accounts receivable	25,065	(15,499)
Increase in advances to vendors	(96,857)	(6,600)
Decrease (increase) in prepaid expense	-	(160,000)
Increase (decrease) in accounts payable and accrued liabilities	57,832	24,116
Net cash used in operating activities	(366,777)	(278,696)
Cash flows from investing activities:
Net assets acquired from acquisition	-	(140,873)
Property and equipment acquisitions	(800)	-
Cash used in investing activities	(800)	(140,873)
Cash flows from financing activities:
Proceeds derived from the sale of convertible notes payable	165,000	-
Funds derived (used) from increase (decrease) in notes payable	2,649	302,537
Repayment (proceeds) of loan payables	(12,489)	65,711
Proceeds from (repayment) related party payable	245,456	47,695
Net cash provided by financing activities	400,616	415,943

Net increase in cash and cash equivalents	33,039	(3,626)
Cash and cash equivalents, beginning of period	145	4,905
Cash and cash equivalents, end of period	$33,184	$1,279

Supplemental disclosure of cash flow information:
Interest paid	$42,861	$3,588
Income taxes paid	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements

KOLLAGENX CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
As at November 30, 2015

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
As at November 30, 2015

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
As at November 30, 2015

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
As at November 30, 2015

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

Recent Accounting Pronouncements

In May 2014, the ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance will become effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently in the process of evaluating the impact of adoption of this ASU on its financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern(ASU 2014-15). The guidance in ASU 2014-15 sets forth management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity's ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management's plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

KOLLAGENX CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
As at November 30, 2015

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
As at November 30, 2015

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

KOLLAGENX CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
As at November 30, 2015

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the nine months ended November 30, 2015 and 2014, respectively, the Company incurred net losses of $560,997 and $175,719 and as of November 30, 2015 and 2014 had accumulated deficits of $1,024,416 and $463,420.  The KollagenX Inc. revenue for the nine months ended November 30, 2015 was $162,885 compared to $221,836 for the same period in 2014. If the Company is unable to generate profits and is unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 – PREPAID EXPENSES

On September 22, 2014 the Company entered into a twenty-four month consulting agreement, with a Company that has expertise in providing management advice and financial services advice.  The entire fee of $160,000 was paid in advance and is being amortized in equal monthly amounts over the twenty-four months.  $95,560 was amortized for the period September 22, 2014 through November 30, 2015. The consulting fee amortization for the nine month periods ended November 30, 2015 amounted to $60,003 and $15,556, for the period from inception through November 30, 2014.

NOTE 5– LOANS PAYABLE

The Company has borrowed working capital utilizing unsecured, interest and non – interest bearing, due on demand loans from four individuals.  The Company has been making payments to these individuals as and when demanded by the lenders.  The loans payable consisted of the following as of November 30, 2015 and February 28, 2015.

	November 30,	February 28,
	2015	2015

Unsecured interest and non - interest bearing loan payable, due on demand	$66,358	$67,935
Unsecured loan payable bearing interest at the rate of 20%, due on demand	20,000	25,000
Unsecured interest and non - interest bearing loan payable, due on demand	65,657	72,689
Unsecured loan payable bearing interest at the rate of 10%, due on demand	1,120	-
	$153,135	$165,624

The Company recorded an interest expense of $4,081 and $0 for the three month periods ended November 30, 2015 and 2014 and an interest expense of $11,923 and $0 for the nine month periods ended November 30, 2015 and 2014.

KOLLAGENX CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
As at November 30, 2015

NOTE 6– NOTES PAYABLE
The Company has issued various notes payable over a period of time for working capital requirements. The notes payable consisted of the following as of November 30, 2015 and February 28, 2015:
	November 30	February 28
	2015	2015
4% unsecured promissory note payable, dated August 13, 2012 , due August 13, 2014	$30,000	$30,000
4% unsecured promissory note payable, dated December 18, 2012 due December 18, 2014.	50,000	50,000
4%Unsecured promissory note payable, dated June 13, 2013 , due June 13, 2015.	20,000	20,000
4% unsecured promissory note payable, dated October 7, 2013 , due October 7, 2014.	10,000	10,000
4% unsecured promissory note payable, dated December 18, 2013, due December 18, 2014.	5,000	5,000
4% unsecured promissory note payable, dated February 19, 2014 , due February 19, 2015.	5,000	5,000
4% unsecured promissory note payable, dated April 16, 2014 , due April 16, 2015.	10,000	10,000
4% unsecured promissory note payable, dated June 24, 2014 , due June 24, 2015.	6,000	6,000
	136,000	136,000
24% promissory note guaranteed by 2 directors, dated April 16, 2015, repayable
in 378 daily payments of $216.67	30,983	28,334
	$166,983	$164,334

The Company recorded an interest expense of $4,081 and $0 for the three month periods ended November 30, 2015 and 2014 and an interest expense of $11,923 and $0 for the nine month periods ended November 30, 2015 and 2014.

NOTE 7– CONVERTIBLE NOTES PAYABLE, NET
On July 31, 2014, the Company entered into a non-negotiable convertible promissory note payable for a principal sum of $16,562 with interest thereon at the rate of 6% per annum. The whole principal sum and accrued, but unpaid, interest thereon was due six months from the date of note on January 31, 2015. The note is convertible, at the option of the Company, after six months from the date of note, as to both interest and principal, into common shares of the Company at a price per share of $0.001. Since the note is convertible at the option of the Company and not at the option of the holder, no beneficial conversion feature has been recorded in the accompanying consolidated financial statements. The Company recorded an interest expense of $263 and $263 on the note for the three months ended November 30, 2015 and November 30, 2014 and an interest expense of $789 and $263 for the nine months ended November 30, 2015 and November 30, 2014.

In September 2014, the Company entered into another non-negotiable convertible promissory note payable for a principal sum of $199,975 with interest thereon at the rate of 3% per annum. The whole principal sum and accrued, but unpaid, interest thereon is due eighteen months from the date of note in March 2016. The note is convertible, at the option of the Company, after six months from the date of note, as to both interest and principal, into common shares of the Company at a 10% discount to the closing bid price on the date of notice of conversion as reported on the OTC Electronic Bulletin Board, or any successor exchange. Since the note is convertible at the option of the Company and not at the option of the holder, no beneficial conversion feature has been recorded in the accompanying consolidated financial statements. The Company recorded an interest expense of $1,512 and $1,000 on the note for the three months ended November, 2015 and November 30, 2014 and recorded an interest expense of $4,467 and $1,000 on the note for the nine months ended November 30, 2015 and November 30, 2014.

KOLLAGENX CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
As at November 30, 2015

NOTE 7– CONVERTIBLE NOTES PAYABLE, NET (continued)

The Company entered into a convertible note agreement on July 20, 2015 for an original principal amount of $107,000. Pursuant to the agreement, the Company received $100,000 against the $107,000 note, after the original issue discount of $7,000. The Maturity Date of the note is one year from the date of advance. The Lender has the right, at any time after the issuance date, at its election, to convert all or part of the outstanding and unpaid original principal sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company as per the conversion formula. The conversion price shall be equal to 60% of the lowest trade price in the 20 trading days previous to the conversion. The note holder cannot beneficially own more than 4.99% of the number of common shares, immediately after giving effect to such conversion. The Company shall at all times reserve enough shares to effect the conversion of all the principal amount on the Note then outstanding. The initial number of shares of Common Stock reserved for conversions of the Notes shall be calculated as four times the number of shares necessary to convert the entire value of the Note on the day it was executed. The Company has reserved 3,005,000, which was the initial number of shares to be reserved. The note is unsecured and accrues interest at the rate of 8%.  Since, the note did not have a conventional conversion feature and had a variable conversion price indexed to the market price, the conversion feature was separately valued and was recorded as a derivative liability. The Company computed the initial derivative liability on the date of issuance to be $130,981. The Company recorded $17,000 as loan fee for the note which comprised of the initial issue discount of $7,000 and the broker fee of $10,000. Of the $130,981 of derivative liability, the Company recorded $90,000 as a discount on debt and the balance of $40,981 as initial derivative liability. They recalculated the derivative liability on the date of balance sheet as $114,238 and recorded the difference of $16,743 as a change in fair value of derivative liability on the income statement. The loan fee and debt discount is being amortized over the term of the note. For the nine month period ended November 30, 2015 and 2014, the Company recorded an amortization of loan fee and debt discount of $26,604 and $0, respectively. For the three month period ended November 30, 2015 and 2014, the Company recorded an interest expense of $2,140 and $0, respectively.

The Company entered into a convertible note agreement on August 7, 2015 for an original principal amount of $84,500. The Maturity Date of the note is six months from the date of advance. The Lender has the right, at any time after the issuance date, at its election, to convert all or part of the outstanding and unpaid original principal sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company as per the conversion formula. The conversion price shall be equal to 47% of the lowest trade price in the 25 trading days previous to the conversion. The note holder cannot beneficially own more than 4.99% of the number of common shares, immediately after giving effect to such conversion. The Company will at all times reserve at least 3,200,000 shares of common stock for conversion. The note is unsecured and accrues interest at the rate of 12%.  Since the note did not have a conventional conversion feature and had a variable conversion price indexed to the market price, the conversion feature was separately valued and was recorded as a derivative liability. The Company computed the initial derivative liability on the date of issuance to be $139,758. The Company recorded $9,500 as loan fee paid to the broker. Of the $139,758 of derivative liability, the Company recorded $75,000 as a discount on debt and the balance of $64,758 as initial derivative liability. They recalculated the derivative liability on the date of balance sheet as $107,747 and recorded the difference of $32,011 as a change in fair value of derivative liability on the income statement. The loan fee and debt discount is being amortized over the term of the note. For the nine month period ended November 30, 2015 and 2014, the Company recorded an amortization of loan fee and debt discount of $41,791 and $0, respectively. For the three month period ended November 30, 2015 and 2014, the Company recorded an interest expense of $2,390 and $0, respectively.

Following is a summary of the convertible notes payable:

	November 30	February 28
	2015	2015
Convertible at the option of the Holder
8% unsecured note payable, dated July 20, 2015 due July 20, 2016	$107,000	-
12% unsecured note payable, dated August 6, 2015 due February 6, 2016	84,500	-
	191,500	-
Less: Debt discount	(99,345)	-
	92,155	-
Convertible at the option of the Company
6% unsecured note payable, dated August 1, 2014, due July 31, 2015	25,000	25,000
3% unsecured note payable, dated September 15, 2014, due September 14, 2015	10,000	10,000
6% unsecured note payable, dated July 31, 2014, due January 31, 2015	16,562	16,562
3% unsecured note payable, dated September 22, 2014, due March 22, 2016	199,975	199,975
Convertible notes payable, net	343,692	251,537

KOLLAGENX CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
As at November 30, 2015

NOTE 8 - STOCKHOLDERS' DEFICIT

As of November 30, 2015, there were 52,000,000 shares of common stock outstanding.

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

On July 17, 2015, a shareholder contributed 2,000,000 shares of its restricted common stock to the Company for cancellation.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company borrows funds from its two directors from time to time for its working capital requirements and sometimes utilizes their credit cards to pay some expenses. These loans are unsecured, non-interest bearing and due on demand. As at November 30, 2015 and February 28, 2015 the Company owed $432,197 and $186,741 to the directors and a related third party, respectively.

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

Liquidity and Capital Resources

Total current assets at November 30, 2015 were $260,669, an increase of $25,509 compared to $235,160 at February 28, 2015.  Included in current assets were trade accounts receivable of $4,922 the proceeds of which were expected to be collected in the normal course of business, compared to $29,987 accounts receivable at February 28, 2015; inventory of $51,666 compared to $68,043 at February 28, 2015; advances to a vendor for product to be shipped of $103,457 compared to $6,600 at February 28, 2015; and prepaid expenses of $67,440 compared to $130,385 at February 28, 2015.  The decrease in prepaid expenses, of $62,945 is the amortization cost resulting from the prepayment of a two year consulting agreement.

Our cash in the bank at November 30, 2015 was $33,184 compared to $145 at February 28, 2015.  Outstanding accounts payable and accrued expenses were $117,509. Other current liabilities, consisting of loans and notes payable, totaled $1,297,323 compared to $59,676 and $768,236 as of February 28, 2015.  These notes and loans are unsecured and bear no maturity dates.  No lender has demanded payment. Included in those amounts are the sums of $432,197 and $186,741 of unsecured advances made by officers, directors and related parties.  The Company has two notes, convertible at the option of the Company, totaling $251,537 as of November 30, 2015 and February 28, 2015.  Also included, in the November 30, 2015 balances, are two convertible notes totaling 191,500, less discounts of $99,345.  Those, two, notes bear an associated derivative liability of $201,316.

The consolidated entity had $33,184 cash on hand at November 30, 2015, which would be adequate, assuming the current level of sales, to sustain operations for approximately eight months. The Company is taking steps to provide the necessary capital to continue its operations. These steps include, but are not limited to: 1) focus on sales to minimize the need for capital; 2) converting part of the outstanding accounts payable to equity; 3) raising equity financing; 4) continuous focus on reductions in cost where possible.  Without that funding, the Company will not be able to maintain operations at the current level.

Results of Operations

Although KollagenX Corp. has not generated any revenue, our wholly owned subsidiary KollagenX Inc., recorded $162,885 in net revenue for the nine months ended November 30, 2015 with a gross margin of $117,784 or 72%, compared to net revenue of $221,836 for the nine months ended November 30, 2014 with a gross margin of 73%.  During the three months ended November 30, 2015 and 2014 net revenue of $ 27,745 produced a gross margin of $5,909 compared to $94,638 net revenue generating $28,452 of gross margin.  The overall decrease in revenue is due to marketing restructuring while the diminution of revenue during the three month period is due to seasonal factors and the normal order filing process.  Our operating loss for the nine months ended November 30, 2015 was $389,664 compared to a loss of $172,131 for the same period in 2014.  The loss was due, in part, to the added costs of marketing restructuring plus KollagenX Corp.'s costs associated with required filings and audits plus the general costs of maintaining a public company.  In addition, KollagenX Corp. sold two convertible notes and recorded a derivative liability cost of $105,739, during the nine months ended November 30, 2015, compared to no such cost during the same period in 2014. Our accumulated deficit since inception, including KollagenX Inc. through November 30, 2015 was $1,024,416.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in KollagenX Corp.'s internal controls over financial reporting during the quarter ended November 30,2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

January 27, 2016
	By	/s/ Rondell Fletcher
Rondell Fletcher
Secretary, Treasurer

	By	/s/ George Huerta
George Huerta President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Rondell Fletcher	January 28, 2016
Rondell Fletcher, Secretary, Treasurer	Date

/s/ George Huerta
George Huerta, President